Form 10-Q
period 1995-06-30
BASS INCOME PLUS FUND LIMITED PARTNERSHIP
filed 1995-08-11
CIK 810368

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED....................................JUNE 30, 1995

                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM......................TO........................
COMMISSION FILE NUMBER   0-17685


           BASS INCOME PLUS FUND LIMITED PARTNERSHIP
         (EXACT NAME OF PARTNERSHIP AS SPECIFIED IN ITS CHARTER)


          NORTH CAROLINA                                 56-1544869
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


      4000 PARK ROAD     CHARLOTTE, NORTH CAROLINA              28209
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)            (ZIP CODE)


PARTNERSHIP'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (704) 523-9407
                                  ____________

     INDICATE BY CHECK MARK WHETHER THE PARTNERSHIP (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE PARTNERSHIP WAS REQUIRED TO FILE SUCH REPORTS), AND [2] HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

      YES     X                                       NO
               _______                                      ________

BASS INCOME PLUS FUND LIMITED PARTNERSHIP



                               INDEX


                                                         PAGE
                                                        NUMBER

PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED BALANCE SHEET
                 AS OF JUNE 30, 1995
                 (UNAUDITED)                               3

              CONDENSED STATEMENT OF INCOME
                 THREE MONTHS AND SIX
                   MONTHS ENDED
                 JUNE 30, 1995 AND 1994
                 (UNAUDITED)                               4

              STATEMENT OF PARTNERS' EQUITY
                (DEFICIT)                                  5
                (UNAUDITED)

              CONDENSED STATEMENT OF CASH
                FLOWS
                 SIX MONTHS ENDED JUNE
                   30, 1995 AND 1994
                 (UNAUDITED)                               6

              NOTES TO CONDENSED FINANCIAL
                 STATEMENTS (UNAUDITED)                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND
                   RESULTS OF
                 OPERATIONS                                9


PART II.  OTHER INFORMATION                               10

SIGNATURES                                                12

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


          CONDENSED BALANCE SHEET


                                               JUNE 30,     DECEMBER 31,
                                                   1995             1994
                   ASSETS                    (UNAUDITED)

RENTAL PROPERTIES, AT COST:
  LAND                                      $ 1,206,000     $  1,206,000
  BUILDINGS                                   9,718,137        9,718,137
  FURNISHINGS AND FIXTURES                      955,188          936,960
  ACCUMULATED DEPRECIATION                   (2,752,852)      (2,583,527)
                                              9,126,473        9,277,570

CASH AND CASH INVESTMENTS                       579,530          878,968
RESTRICTED ESCROW DEPOSITS                       41,729           41,194
DEFERRED COSTS AND OTHER ASSETS, NET            194,359          119,066
     TOTAL ASSETS                           $ 9,942,091     $ 10,316,798


 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


MORTGAGE LOANS PAYABLE                      $ 9,063,294     $  9,100,453
SECURITY DEPOSITS                                36,780           29,850
ACCRUED LIABILITIES                              79,665           28,274
     TOTAL LIABILITIES                        9,179,739        9,158,577

PARTNERS' EQUITY (DEFICIT):
  LIMITED PARTNERS' INTEREST                    787,605        1,183,515
  GENERAL PARTNERS' DEFICIT                     (25,253)         (25,294)
     TOTAL PARTNERS' EQUITY                     762,352        1,158,221
     TOTAL LIABILITIES AND PARTNERS' EQUITY $ 9,942,091     $ 10,316,798


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


            CONDENSED STATEMENT OF INCOME
                         (UNAUDITED)


                                                  THREE MONTHS     SIX MONTHS     THREE MONTHS     SIX MONTHS
                                                         ENDED          ENDED            ENDED          ENDED
                                                      JUNE 30,       JUNE 30,         JUNE 30,       JUNE 30,
                                                          1995           1995             1994           1994
REVENUE:
  RENTAL INCOME                                      $ 479,896     $  963,773     $    464,661     $  913,279
  INTEREST INCOME                                        3,248          6,540            3,560          7,330
  OTHER OPERATING INCOME                                19,935         47,177           25,544         52,711
                                                       503,079      1,017,490          493,765        973,320

OPERATING EXPENSES:
  FEES AND EXPENSES TO AFFILIATES                       62,178        128,262           58,925        122,012
  PROPERTY TAXES AND INSURANCE                          34,080         68,159           34,599         67,018
  UTILITIES                                             26,455         54,273           24,547         51,237
  REPAIRS AND MAINTENANCE                               45,559         78,891           38,406         75,755
  ADVERTISING                                           13,146         27,145           15,472         30,770
  DEPRECIATION AND AMORTIZATION                         60,380        177,701          117,321        234,642
  OTHER                                                  3,419          5,413            4,396          9,157
                                                       245,217        539,844          293,666        590,591

INTEREST EXPENSE                                       215,552        431,543          217,249        434,898
NONOPERATING EXPENSES                                   30,198         41,972           16,965         30,292
    TOTAL EXPENSES                                     490,967      1,013,359          527,880      1,055,781
NET INCOME (LOSS)                                     $ 12,112     $    4,131         ($34,115)      ($82,461)
NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS       $    121     $       41            ($341)         ($825)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS        $11,991     $    4,090         ($33,774)      ($81,636)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT,  BASED
  ON NUMBER OF UNITS OUTSTANDING (61,928)              $  0.19     $     0.07           ($0.55)        ($1.32)


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


STATEMENT OF PARTNERS' EQUITY
               (DEFICIT)
               (UNAUDITED)

                            LIMITED       GENERAL
                           PARTNERS      PARTNERS          TOTAL

BALANCE, JANUARY 1, 1995 $1,183,515      ($25,294)    $1,158,221
DISTRIBUTION TO PARTNERS   (400,000)            0      ($400,000)
NET INCOME                    4,090            41          4,131
BALANCE, JUNE 30, 1995   $  787,605      ($25,253)    $  762,352





                            LIMITED       GENERAL
                           PARTNERS      PARTNERS          TOTAL

BALANCE, JANUARY 1, 1994 $1,436,600      ($23,647)    $1,412,953
DISTRIBUTION TO PARTNERS    (90,000)            0       ($90,000)
NET LOSS                    (81,636)         (825)       (82,461)
BALANCE, JUNE 30, 1994   $1,264,964      ($24,472)    $1,240,492


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


  CONDENSED STATEMENT OF CASH FLOWS
                   (UNAUDITED)

                                                            SIX MONTHS     SIX MONTHS
                                                                 ENDED          ENDED
                                                              JUNE 30,       JUNE 30,
                                                                  1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                        $    4,131       ($82,461)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES-
     DEPRECIATION AND AMORTIZATION                             177,701        234,642
     CHANGE IN ASSETS AND LIABILITIES:
       INCREASE (DECREASE) IN ACCRUED AND OTHER
         LIABILITIES                                            51,391        (29,227)
       INCREASE IN ESCROWS AND OTHER ASSETS, NET               (77,274)       (73,856)

          NET CASH PROVIDED BY OPERATING
            ACTIVITIES                                         155,949         49,098

CASH FLOWS FROM INVESTING ACTIVITIES:
    ADDITIONS TO RENTAL PROPERTIES                             (18,228)       (17,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
    REPAYMENT OF MORTGAGE LOANS                                (37,159)       (39,284)
    DISTRIBUTION TO PARTNERS                                  (400,000)       (90,000)

          NET CASH USED IN FINANCING ACTIVITIES               (437,159)      (129,284)

NET DECREASE IN CASH AND CASH INVESTMENTS                     (299,438)       (97,859)
CASH AND CASH INVESTMENTS, BEGINNING OF YEAR                   878,968        855,953
CASH AND CASH INVESTMENTS, JUNE 30                          $  579,530     $  758,094


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP

           NOTES TO CONDENSED FINANCIAL STATEMENTS
                         (Unaudited)


1.  ORGANIZATION

       Bass Income Plus Fund Limited Partnership (the Partnership) was organized to engage in the acquisition of specified parcels of undeveloped real estate and to construct, develop, operate, hold and dispose of income-producing, multifamily residential apartment complexes. At formation, the limited partnership interest consisted of two classes of units, income units and growth units. Each investment in limited partnership interest consisted of 60% income units and 40% growth units. Limited partnership interests had been sold at $100 per unit for a total of $15,482,000. During December 1989, the Partnership obtained mortgage financing on the rental properties. The proceeds from the mortgage financing were used to return the full amount of the capital contributions to the income unit holders for a total distribution of $9,289,200.

      Under the terms of the partnership agreement, net income (loss) is to be allocated 99% to the limited partners and 1% to the general partners. Cash distributions from operations are to be distributed 100% to the limited partners. Upon the sale or refinance of the partnership properties, the partnership agreement specifies certain allocations of net proceeds and taxable gain or loss from the transaction.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Partnership records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

       In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of June 30, 1995, results of operations for the three months and six months ended June 30, 1995 and 1994 and cash flow for the six months ended June 30, 1995 and 1994.

3.  RENTAL PROPERTIES

      The rental properties consist of three residential apartment complexes; Arrowood Crossing, The Chase and Sabal Point II. All were constructed by an affiliate of the general partners and contain 80, 120 and 88 rental units, respectively. The complexes are located on three plots of land purchased in 1988 from the managing general partner or an affiliate of the general partners.

      Affiliates of the general partners own residential apartment complexes adjacent to Arrowood Crossing and Sabal Point II. These complexes are sharing expenses related to grounds, maintenance, leasing, management and other related costs. The managing general partner believes that the allocation of expenses to each partnership has been made on a reasonable basis.

      The Partnership has three mortgage loans payable to a financial institution secured by the three rental properties. Interest of 9.5% was payable monthly through February 1992. Thereafter, principal and interest are due in payments totaling $78,117 with the remaining principal and any accrued interest due upon maturity in January 2000.

4.  GENERAL PARTNERS AND RELATED PARTY TRANSACTIONS

     The general partners are Marion F. Bass (The Individual General Partner) and Marion Bass Real Estate Group, Inc., (The Managing General Partner). The rental properties are managed by Marion Bass Properties, Inc., which is wholly owned by Marion F. Bass.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP

      Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during the six-month period ending June 30, 1995 as follows:

       Management fee of 5% of gross revenues                 $50,258
       Reimbursed maintenance salaries and benefits            33,813
       Reimbursed  property manager salaries and benefits      44,191
                                                             $128,262

     The Partnership receives from an affiliated partnership an agreed-upon amount each year for the use of its pool and clubhouse located on the Partnership's property. The Partnership has recorded as other operating income $5,926 for the six months ended June 30, 1995, under the terms of this agreement.

      The general partners and certain of their affiliates also perform, without cost to the Partnership, day-to-day investment, management and administrative functions of the Partnership.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      At June 30, 1995, partners' equity was $762,352 or 8% of total assets and cash and cash reserves amounted to $579,530. The Partnership had accrued liabilities of $79,665 that consisted of 1995 property taxes of $59,772, management fees due to an affiliate of $8,560, trade accounts payable of $7,778, and resident prepaid rent of $3,555.

      Net cash provided by operations totaled $155,949 for the six months ended June 30, 1995. This is compared to net cash provided by operations of $49,098 for the corresponding period in 1994. The Partnership had three 9.5% mortgage loans in the amount of $9,063,294 outstanding at June 30, 1995. Principal payments of $37,159 were made during the six month period ended June 30, 1995 on the amortizing mortgage loans.

      The 1995 operating plan and budget projects a net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $16,000 at Arrowood Crossing, $127,000 at The Chase, and
$23,000 at Sabal Point II. The budget assumes that the Partnership will achieve occupancy rates equivalent to 96% at Arrowood Crossing, 97% at The Chase and 95% at Sabal Point II. For the six months ended June 30, 1995, actual combined average economic occupancy was 95% and actual net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $126,445. Rents have been increased 5% over rates charged in 1994 to offset any normal increase in operating expenses. Capital expenditures of $23,799, $15,025 and $25,170 are budgeted for Arrowood Crossing, The Chase and Sabal Point II, respectively, and include mainly selected carpet and vinyl replacements. As of June 30, 1995, actual capital expenditures and additions to rental properties have totaled $21,828, $8,926 and $7,583, respectively. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements, rebuild cash reserves and provided distributions to partners. Funds totaling $400,000 provided by cash reserves and 1994 operational net cash flow were distributed to limited partners in January 1995. The next available distribution to partners is scheduled for the first quarter of 1996 and is tentative upon 1995 operating results.

Results of Operations

      The following discussion relates to the Partnership's operation of Arrowood Crossing, The Chase and Sabal Point II for the three months and six months ended June 30, 1995 and 1994.

      Results of operations for the three months ended June 30, 1995 reflect an average economic occupancy of 96% compared to 96% for the corresponding period in 1994. A second quarter comparison of 1995 and 1994 reflects higher rental income of $15,235 during 1995 due to rents being increased 5% to 8% over rates charged in 1994. Overall, total income for the second quarter ended June 30, 1995 was $9,314 higher than the corresponding period in 1994.

      Operating expenses were $245,217 for the three months ended June 30, 1995, compared to $293,666 for the corresponding period in 1994 which reflects a variance of $48,449. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were higher by $3,253. Utilities were higher by $1,908. Repairs and maintenance was $7,153 higher due to turnkey costs (expenses associated with preparing rental units for occupation) and lawn care.

      After interest expense of $215,552 and nonoperating expenses (partnership expenses and nonrecurring replacement costs) of $30,198, partnership operations recognized a net income of $12,112 for the three

BASS INCOME PLUS FUND LIMITED PARTNERSHIP

months ended June 30,  1995. This  is  compared  to  a  net  loss  of
$34,115  for   the corresponding period in 1994.

      Overall, the Partnership recognized a net increase in total revenues of $44,170 (due to rents being increased 5% to 8% over rates charged in 1994) and a net decrease in operating expenses of $50,747 (due primarily to depreciation and amortization) for the six months ended June 30, 1995 compared to the corresponding period in 1994. Fees and expenses to affiliates were $6,250 higher in 1995 which consisted of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits. Utilities were higher by $3,036 due to rate increases by the utility departments from 1994 and usage by the residents. Repairs and maintenance was $3,136 higher due to normal lawn care costs and turnkey costs in 1995. Other operating expenses (which include partnership expense and nonrecurring replacement costs) was $11,680 higher in 1995 due mainly to asphalt repairs and plumbing repairs associated with a water pipe breakage at Arrowood Crossing. After interest expense of $431,543 and other operating expenses of $41,972, the Partnership had a net income of $4,131 for the six months ended June 30, 1995. This is compared to a net loss of $82,461 for the corresponding period in 1994.


                 PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         Response:  None

Item 2.  Changes in Securities
         Response:  None

Item 3.  Defaults upon Senior Securities
         Response:  None

Item 4.  Submission of Matters to a Vote of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

        3(a) Copy of Limited Partnership Agreement dated as of August 6, 1987, filed as Exhibit 3(a) to the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

        3(b) Copy of Certificate of Limited Partnership dated as of January 5, 1987, filed as Exhibit 3(b) to the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

        4(a)   Specimen Certificate for Growth Units,  filed as
               Exhibit   4(a)   of  Amendment   No.   1   to
               Partnership's Registration Statement on Form S-11 (No. 33-11797), filed with the Securities and Exchange Commission on April 23, 1987, which is incorporated by reference to such Form S-11.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


        4(b) Specimen Certificate for Income Units filed as Exhibit 4(b) of Amendment No. 1 to Partnership's Registration Statement on Form S-11 (No. 33- 11797), filed with
              the Securities  and  Exchange Commission   on   April
              23,   1987,   which   in incorporated by reference to such
              Form S-11.

       (b) Report on Form 8-K. No reports on Form 8- K were filed during the quarter covered by this report.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP

                         SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



BASS INCOME PLUS FUND LIMITED PARTNERSHIP
  By Marion Bass Real Estate Group, Inc. as Managing General
Partner


  By /s/ Marion F. Bass
         Marion F. Bass, President

  Date 8/7/95 hand written


  By /s/ Robert J. Brietz
         Robert J. Brietz, Executive Vice President

  Date 8/7/95 hand written