Form 10-Q
period 1995-09-30
BASS INCOME PLUS FUND LIMITED PARTNERSHIP
filed 1995-11-13
CIK 810368

                                             FORM 10-Q

                                SECURITIES AND EXCHANGE COMMISSION

                                      WASHINGTON, D.C. 20549

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended...............................September 30, 1995

                                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from..............to.................................
Commission file number   0-17685


                   BASS INCOME PLUS FUND LIMITED PARTNERSHIP
------------------------------------------------------------------------------
            (Exact name of partnership as specified in its charter)


          North Carolina                              56-1544869
------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


                4000 Park Road Charlotte, North Carolina 28209
------------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


Partnership's telephone number, including area code:  (704) 523-9407
                                                        ------------

     Indicate by check mark whether the partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the partnership was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.

      YES     X                                       NO
          -------                                      --------

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


                                      INDEX
                                     -------

                                                                                         PAGE
                                                                                        NUMBER
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

              Condensed Balance Sheet
                 as of September 30, 1995
                 (Unaudited)                                                              3

              Condensed Statement of Income Three months and nine months ended
                 September 30, 1995 and 1994
                 (Unaudited)                                                              4

              Statement of Partners' Equity (Deficit)                                     5
                (Unaudited)

              Condensed Statement of Cash Flows
                 Nine months ended September 30, 1995 and 1994
                 (Unaudited)                                                              6

              Notes to Condensed Financial
                 Statements (Unaudited)                                                   7

Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                               9


PART II.  OTHER INFORMATION                                                               10

SIGNATURES                                                                                12



BASS INCOME PLUS FUND LIMITED PARTNERSHIP


                   CONDENSED BALANCE SHEET


                                                                 September 30,        December 31,
                                                                      1995                1994
                                                               -------------------  -----------------
                            ASSETS                                (Unaudited)
                           -------
RENTAL PROPERTIES, at cost:
  Land                                                                 $1,206,000         $1,206,000
  Buildings                                                             9,729,194          9,718,137
  Furnishings and fixtures                                                966,569            936,960
  Accumulated depreciation                                            (2,863,116)        (2,583,527)
                                                               -------------------  -----------------
                                                                        9,038,647          9,277,570

CASH AND CASH INVESTMENTS                                                 659,577            878,968
RESTRICTED ESCROW DEPOSITS                                                 52,539             41,194
DEFERRED COSTS AND OTHER ASSETS, net                                      224,371            119,066
                                                               -------------------  -----------------
     Total assets                                                      $9,975,134        $10,316,798
                                                               ===================  =================


          LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
       -----------------------------------------------

MORTGAGE LOANS PAYABLE                                                 $9,044,045         $9,100,453
SECURITY DEPOSITS                                                          41,040             29,850
ACCRUED LIABILITIES                                                       119,952             28,274
                                                               -------------------  -----------------
     Total liabilities                                                  9,205,037          9,158,577
                                                               -------------------  -----------------

PARTNERS' EQUITY (DEFICIT):
  Limited partners' interest                                              795,272          1,183,515
  General partners' deficit                                              (25,175)           (25,294)
                                                               -------------------  -----------------
     Total partners' equity                                               770,097          1,158,221
                                                               -------------------  -----------------
     Total liabilities and partners' equity                            $9,975,134        $10,316,798
                                                               ===================  =================



                         The accompanying notes are an integral part of
                                 the financial statements.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


                      CONDENSED STATEMENT OF INCOME
                               (Unaudited)


                                                                Three months      Nine months      Three months     Nine months
                                                                   ended             ended            ended            ended
                                                                September 30,     September 30,    September 30,    September 30,
                                                                     1995              1995             1994             1994
                                                                ---------------   ---------------  ---------------  ---------------
REVENUE:
  Rental income                                                        $501,432        $1,465,205         $472,148       $1,385,427
  Interest income                                                         3,804            10,344            3,134           10,464
  Other operating income                                                 28,645            75,822           34,165           86,876
                                                                ---------------   ---------------  ---------------  ---------------
                                                                        533,881         1,551,371          509,447        1,482,767
                                                                ---------------   ---------------  ---------------  ---------------

OPERATING EXPENSES:
  Fees and expenses to affiliates                                        63,517           191,779           60,986          182,998
  Property taxes and insurance                                           34,079           102,238           34,600          101,618
  Utilities                                                              29,271            83,544           27,221           78,458
  Repairs and maintenance                                                41,871           120,762           40,308          116,063
  Advertising                                                            12,386            39,531           20,010           50,780
  Depreciation and amortization                                         114,453           292,154          117,321          351,963
  Other                                                                   3,030             8,443            2,975           12,132
                                                                ---------------   ---------------  ---------------  ---------------
                                                                        298,607           838,451          303,421          894,012

INTEREST EXPENSE                                                        215,102           646,645          216,839          651,737
NONOPERATING EXPENSES                                                    12,427            54,399           12,404           42,696
                                                                ---------------  ---------------  ---------------    ---------------
    Total expenses                                                      526,136         1,539,495          532,664        1,588,445
                                                                 ---------------   ---------------  ---------------  ---------------
NET INCOME (LOSS)                                                        $7,745           $11,876        ($23,217)       ($105,678)
                                                                 ===============   ===============  ===============  ===============

NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS                             $77              $119           ($232)         ($1,057)
                                                                 ===============   ===============  ===============  ===============

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS                          $7,668           $11,757        ($22,985)       ($104,621)
                                                                 ===============   ===============  ===============  ===============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT,  based
  on number of units outstanding (61,928)                                 $0.12             $0.19          ($0.37)          ($1.69)
                                                                ===============   ===============  ===============  ===============



                     The accompanying notes are an integral
                        part of the financial statements.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


          STATEMENT OF PARTNERS' EQUITY
                    (DEFICIT)
                   (Unaudited)



                                                       Limited           General
                                                      Partners          Partners           Total
                                                   ----------------  ----------------  --------------
Balance, January 1, 1995                                $1,183,515         ($25,294)      $1,158,221
Distribution to partners                                 (400,000)                 0      ($400,000)
Net income                                                  11,757               119          11,876
                                                   ----------------  ----------------  --------------
Balance, September 30, 1995                               $795,272         ($25,175)        $770,097
                                                   ================  ================  ==============





                                                       Limited           General
                                                      Partners          Partners           Total
                                                   ----------------  ----------------  --------------

Balance, January 1, 1994                                $1,436,600         ($23,647)      $1,412,953
Distribution to partners                                  (90,000)                 0       ($90,000)
Net loss                                                 (104,621)           (1,057)       (105,678)
                                                   ----------------  ----------------  --------------
Balance, September 30, 1994                             $1,241,979         ($24,704)      $1,217,275
                                                   ================  ================  ==============




                       The accompanying notes are an integral part of
                                the financial statements.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


              CONDENSED STATEMENT OF CASH FLOWS
                         (Unaudited)

<CAPTION

                                                                  Nine months         Nine months
                                                                     ended               ended
                                                                 September 30,       September 30,
                                                                      1995                1994
                                                               -------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $11,876         ($105,678)
   Adjustments to reconcile net loss to net
    cash provided by (used in)  operating activities-
     Depreciation and amortization                                        292,154            351,963
     Change in assets and liabilities:
       Increase in accrued and other liabilities                           91,678              6,112
       Increase in escrows and other assets, net                        (118,025)          (108,208)
                                                               -------------------  -----------------

          Net cash provided by operating activities                       277,683            144,189
                                                               -------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to rental properties                                       (40,666)           (25,341)
                                                               -------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgage loans                                          (56,408)           (56,795)
    Distribution to partners                                            (400,000)           (90,000)
                                                               -------------------  -----------------

          Net cash used in financing activities                         (456,408)          (146,795)
                                                               -------------------  -----------------

NET DECREASE IN CASH AND CASH INVESTMENTS                               (219,391)           (27,947)
CASH AND CASH INVESTMENTS, beginning of year                              878,968            855,953
                                                               -------------------  -----------------
CASH AND CASH INVESTMENTS, September 30                                  $659,577           $828,006
                                                               ===================  =================




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

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 1995, results of operations for the three months and nine months ended September 30, 1995 and 1994 and cash flow for the nine months ended September 30, 1995 and 1994.

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

BASS INCOME PLUS FUND LIMITED PARTNERSHIP

     Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during the nine-month period ending September 30, 1995 as follows:

              Management fee of 5% of gross revenues                   $76,338
              Reimbursed maintenance salaries and benefits              52,432
              Reimbursed  property manager salaries and benefits        63,009
                                                                      $191,779

     The Partnership receives from an affiliated partnership an agreed-upon amount each year for the use of its pool and clubhouse located on the Partnership's property. The Partnership has recorded as other operating income $9,334 for the nine months ended September 30, 1995, under the terms of this agreement.

     The general partners and certain of their affiliates also perform, without cost to the Partnership, day-to-day investment, management and administrative functions of the Partnership.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     At September 30, 1995, partners' equity was $770,097 or 8% of total assets and cash and cash reserves amounted to $659,577. The Partnership had accrued liabilities of $119,952 that consisted of 1995 property taxes of $89,658, management fees due to an affiliate of $8,676, trade accounts payable of $21,571, and resident prepaid rent of $47.

     Net cash provided by operations totaled $277,683 for the nine months ended September 30, 1995. This is compared to net cash provided by operations of $144,189 for the corresponding period in 1994. The Partnership had three 9.5% mortgage loans in the amount of $9,044,045 outstanding at September 30, 1995. Principal payments of $56,408 were made during the nine month period ended September 30, 1995 on the amortizing mortgage loans.

     The 1995 operating plan and budget projects a net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $16,000 at Arrowood Crossing, $127,000 at The Chase, and $23,000 at Sabal Point II. The budget assumes that the Partnership will achieve occupancy rates equivalent to 96% at Arrowood Crossing, 97% at The Chase and 95% at Sabal Point II. For the nine months ended September 30, 1995, actual combined average economic occupancy was 96% and actual net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $206,956. Rents have been increased 5% over rates charged in 1994 to offset any normal increase in operating expenses. Capital expenditures of $23,799, $15,025 and $25,170 are budgeted for Arrowood Crossing, The Chase and Sabal Point II, respectively, and include mainly selected carpet and vinyl replacements. As of September 30, 1995, actual capital expenditures and additions to rental properties have totaled $36,060, $13,415 and $14,411, respectively. Arrowood Crossing had nonbudgeted capital expenditure expense of $11,000 related to asphalt repairs. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements, rebuild cash reserves and provided distributions to partners. Funds totaling $400,000 provided by cash reserves and 1994 operational net cash flow were distributed to limited partners in January 1995. The next available distribution to partners is scheduled for the first quarter of 1996 with the amount being dependent upon 1995 operating results.

Results of Operations

     The following discussion relates to the Partnership's operation of Arrowood Crossing, The Chase and Sabal Point II for the three months and nine months ended September 30, 1995 and 1994.

     Results of operations for the three months ended September 30, 1995 reflect an average economic occupancy of 96% compared to 96% for the corresponding period in 1994. A third quarter comparison of 1995 and 1994 reflects higher rental income of $29,284 during 1995 due to rents being increased 5% to 8% over rates charged in 1994. Other operating income was $5,520 less than recognized in 1994 due mainly to leasing fewer corporate apartments. Overall, total income for the third quarter ended September 30, 1995 was $24,434 higher than the corresponding period in 1994.

     Operating expenses were $298,607 for the three months ended September 30, 1995, compared to $303,421 for the corresponding period in 1994 which reflects a variance of $4,814. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were higher by $2,531. Utilities were higher by $2,050 due to water usage. Repairs and maintenance was higher by $1,563 due to turnkey costs (expenses associated with preparing rental units for occupation). Since the properties are leasing fewer corporate apartments in 1995 compared

BASS INCOME PLUS FUND LIMITED PARTNERSHIP

to 1994, the costs associated with maintaining these units were reduced by $7,624 being reflected in the category of advertising.

     After interest expense of $215,102 and nonoperating expenses (partnership expenses and nonrecurring replacement costs) of $12,427, partnership operations recognized a net income of $7,745 for the three months ended September 30, 1995. This is compared to a net loss of $23,217 for the corresponding period in 1994.

     Overall, the Partnership recognized a net increase in total revenues of $68,604 (due to rents being increased 5% to 8% over rates charged in 1994) and a net decrease in operating expenses of $55,561 (due primarily to depreciation and amortization) for the nine months ended September 30, 1995 compared to the corresponding period in 1994. Fees and expenses to affiliates were $8,781 higher in 1995 which consisted of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits. Utilities were higher by $5,086 due to rate increases by the utility departments from 1994 and usage by the residents. Repairs and maintenance was $4,699 higher due to normal lawn care costs and turnkey costs in 1995. Nonoperating expenses (which include partnership expense and nonrecurring replacement costs) was $11,703 higher in 1995 due mainly to asphalt repairs and plumbing repairs associated with a water pipe breakage at Arrowood Crossing. After interest expense of $646,645 and nonoperating expenses of $54,399, the Partnership had a net income of $11,876 for the nine months ended September 30, 1995. This is compared to a net loss of $105,678 for the corresponding period in 1994.


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

BASS INCOME PLUS FUND LIMITED PARTNERSHIP

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

              (b) Report on Form 8-K. No reports on Form 8-K were filed during the quarter covered by this report.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



BASS INCOME PLUS FUND LIMITED PARTNERSHIP

    By:   Marion Bass Real Estate Group, Inc. as Managing General Partner


    By:   Marion F. Bass, President

    Date: November 13, 1995

    By:   Robert J. Brietz, Executive Vice President

    Date: November 13, 1995