Form 10-K
period 1995-12-31
BASS INCOME PLUS FUND LIMITED PARTNERSHIP
filed 1996-04-01
CIK 810368

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
(Mark One)
    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                               OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

Commission file number  0-17685

           BASS INCOME PLUS FUND LIMITED PARTNERSHIP
     (Exact name of registrant as specified in its charter)

       North Carolina                       56-1544869
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

4000 Park Road, Charlotte, North Carolina       28209
(Address of principal executive officer)         (Zip Code)

Registrant's telephone number, including area code:  704/523-9407

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                 Depositary Receipts for Depositary Growth Units
                                                 (Title of Class)
                                 Depositary Receipts for Depositary Income Units
                                                 (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes   X            No

Aggregate  market  value  of  voting  securities  held  by  nonaffiliates:   Not
    applicable as all securities are non-voting.

Documents incorporated by reference:  None

                     Page  1   of ___ sequentially numbered pages
                     Exhibit Index on Page ___

                             PART I

Item 1 - Business.

    The Registrant is a limited partnership formed under the laws of the state of North Carolina on January 16, 1987. The General Partners of the Registrant are Marion Bass Real Estate Group, Inc. (the Managing General Partner), a North Carolina corporation, and Marion F. Bass (the Individual General Partner), president, chief executive officer, and sole shareholder of the Managing General Partner (collectively, the General Partners).

    The Registrant commenced on May 6, 1987 an offering of two classes of depositary units at a price of $100 per unit (the Units) representing the beneficial assignment of income limited partnership interests (the Income Units) and growth limited partnership interests (the Growth Units). The offering was for a minimum of 43,520 Units up to a maximum of 309,750 Units, with the Income Units representing 60% and the Growth Units representing 40% of the offering. A minimum purchase of 50 Units (30 Income Units and 20 Growth Units) was required, except for certain individual retirement account purchases, and additional purchases were required to be in multiples of 50 Units.

    The Registrant's initial investment objectives were (1) to preserve and protect the capital of the holders of Income Units, (2) to provide cash distributions to the holders of Income Units, (3) to return the full amount of the capital contributions of the Unitholders with respect to Income Units from the proceeds of mortgage financing on the properties to be acquired by the Registrant within four to seven years from the commencement of the offering, and
(4) to obtain capital appreciation on the capital contributions of the Unitholders with respect to Growth Units. In December 1989, cash distributions were made to holders of the Income Units in the full amount of the capital contributions for those Units and the Income Units were redeemed. Since that distribution to holders of Income Units, the distributions by the Registrant have been made to the holders of the Growth Units.

    On August 7, 1987, the Registrant acquired from the Managing General Partner
6.2 acres of undeveloped land zoned for 80 multifamily units located on Arrowood Road in southern Mecklenburg County, North Carolina (the Arrowood Property) for a purchase price of $375,102. The Registrant entered into a construction contract with Marion Bass Construction Company, a corporation wholly owned by the Individual General Partner, (Bass Construction) for the construction of an 80 unit residential apartment complex, consisting of 32 one bedroom units, 40 two bedroom units and 8 three bedroom units. The cost of construction of $2,880,000 was financed by the proceeds of the offering derived from the initial closing which occurred on August 7, 1987. At that closing, the Registrant received $3,829,760 in net proceeds after deduction of

$435,200 in sales commissions and offering supervisory fees paid to Marion Bass Securities Corporation (MBSC) and of $87,040 paid to Marion Bass Equity Group
(MBEG) in reimbursement for syndication and offering expenses.

    On January 26, 1988, the Registrant acquired from the Managing General Partner 12 acres of undeveloped land zoned for multifamily use located on Dickerson Boulevard in Union County, North Carolina near Monroe, North Carolina (the Monroe Property) for a purchase price of $364,964, the appraised value plus certain carrying charges incurred by the Managing General Partner. The Registrant entered into a construction contract with Bass Construction for the construction of an 120 unit residential apartment complex, consisting of 40 one-bedroom units, 64 two-bedroom units and 16 three-bedroom units. The costs of acquisition and construction of $4,014,000 were financed by the proceeds of the offering derived from the second closing which occurred on January 26, 1988. At that closing, the Registrant received $5,174,400 in net proceeds after deduction of $588,000 paid to MBSC for sales commissions and offering supervisory fees and of $117,600 paid to MBEG in reimbursement for syndication and offering expenses.

    On May 5, 1988, the offering was amended to disclose the Registrant's decision not to construct the Mallard Creek Project, to divide the Sabal Park project into two separate phases, and to extend the offering beyond May 6, 1988. The Registrant extended the offering period beyond the original expiration date of May 6, 1988 to December 31, 1988 to permit MBSC additional time to solicit subscriptions for the amount of the offering necessary to fund the construction of Phase I and Phase II of Sabal Park. At the original expiration date, the Registrant had subscriptions for an additional 3642 Income Units and 2428 Growth Units, representing $607,000 in capital contributions, but said amount was refunded to subscribers because confirmations to subscribe to the offering as extended were not received prior to the original expiration date.

    On October 6, 1988, the Registrant acquired from an affiliate of the Managing General Partner 9 acres of undeveloped land located on U. S. Highway 521 in southern Mecklenburg County, North Carolina (formerly, the Sabal Park I property, now known as Sabal Point II) for a cost of $462,992. The Sabal Point II property is adjacent to a luxury apartment community owned by Bass Real Estate Fund-II and known as Sabal Point I. The Registrant entered into a construction contract with Bass Construction for the construction of an 88 unit residential apartment complex, consisting of 48 two bedroom units and 40 three bedroom units. The costs of acquisition and construction totalling $3,470,339 was financed by the proceeds of the offering derived from the third closing which occurred on October 6, 1988. At the closing, the Registrant received $4,620,000 in net proceeds after deduction of $525,000 paid to MBSC for sales commissions and offering supervisory fees and of $105,000 paid to MBEG in reimbursement for syndication and offering expenses. In August of 1989, the Registrant entered into a construction contract with Bass Construction for the construction of a swimming pool and clubhouse. The construction of the clubhouse and pool was completed in April, 1990, for $275,000.

         On December 31, 1988, the offering expired without sufficient subscriptions to fund the acquisition and development of the fourth designated property. Aggregate subscriptions held in escrow since the third closing of $88,000 were refunded and the offering was terminated.

    Approximately 13% ($2,119,320) of the aggregate capital contributions of the Unitholders were placed in a reserve maintained by the Registrant to meet costs and expenses of operations and to pay the preferential return to Unitholders with respect to their Income Units to the extent that operating revenues less operating expenses was insufficient to pay the return. As of December 28, 1989, $610,606 had been used to make preferential returns to Unitholders with respect to Income Units combined with $1,502,078 of cash provided from operations.

    On December 27, 1989, The Variable Annuity Life Insurance Company of Houston, Texas made permanent loans to the Registrant collateralized by the Registrant's properties as follows:

    Arrowood Crossing Apartments       $2,625,000
    The Chase Apartments               $3,100,000
    Sabal Point II Apartments          $3,565,000

                                       $9,290,000

The permanent loans have ten-year terms with interest accruing at 9.5% per annum. Accrued interest is payable monthly, and installments of principal payable monthly commenced March 1, 1992 based upon a thirty-year amortization schedule. The remaining principal and all unpaid and accrued interest will be due and payable on January 1, 2000. After closing costs relating to the permanent loans, $9,206,007 was paid to the Registrant. The Registrant used the financing proceeds together with reserves to return the full amount of the capital contributions of the Unitholders with respect to Income Units totalling $9,289,200. A 12.5% preferential return on the Income Units from July 1, 1989 through the redemption date of December 28, 1989 was paid concurrently.

    Upon the sale of any property by the Registrant, the proceeds of the sale will be distributed to the partners. Therefore, it is intended that the Registrant will be self-liquidating. The General Partners currently intend to dispose of all properties purchased within twelve to fifteen years of the purchase.

    Competition among owners of apartment complexes of the type and in the areas that the Registrant owns apartment complexes generally is high. Competition is based generally on price and features offered. Many of the Registrant's competitors have greater assets and more experience than the Registrant and the General Partners.

    One or both of the General Partners serve as a general partner in eight private partnerships which own various income-producing, multi-family residential property. None of the private partnerships sponsored by the General Partners currently contemplates the acquisition of additional properties. The General Partners sponsored three public real estate partnerships, Bass Real Estate Fund-84, Bass Real Estate Fund-II and Bass Real Estate Fund-III, with similar investment objectives as the Registrant. Conflicts could develop between the Registrant and other existing or future partnerships which the General Partners may manage. The General Partners intend to devote only such time to the business of the Registrant as in their judgment is reasonably required. The General Partners are engaged in other similar activities which also require their time and attention.

         Two of the Registrant's properties, Arrowood Crossing and Sabal Point II, adjoin apartment complexes owned by Bass Real Estate Fund-III and Bass Real Estate Fund-II. In order to achieve greater economies of scale, Marion Bass Properties, Inc., the property manager for the Registrant and the other owners, has combined the management and leasing operations for all of the adjoining complexes. Under this arrangement, the expenses are allocated on a per unit basis except for those costs that can be directly attributed to a single complex. When leasing units, the property manager shows available units in different complexes and the tenant chooses the unit that he desires. The occupancy on December 31, 1995 for Arrowood Crossing was 98% and the adjoining complex was 99%. The occupancy on December 31, 1995 for Sabal Point II was 95% and the adjoining complexes were 96% and 97%.

         As of December 31, 1995, the Registrant did not directly employ any persons in a full-time position. Certain employees of the Managing General Partner and affiliates performed services for the Registrant during the year.

Item 2 - Properties.

    Arrowood Property.

    As described above, the Registrant acquired and constructed an 80 unit residential apartment community known as Arrowood Crossing. Arrowood Crossing consists of 8 buildings together with clubhouse and year-round swimming pool. All buildings are slab on grade, woodframe and vinyl siding. Construction was completed in October, 1988 with rental of the premises beginning in August, 1988. At
December 31, 1995, 98% of the apartment units were occupied. The types of units and monthly rentals are:

   Units                Description                   Size              1993             1994              1995
                                                    (sq. ft.)          Rental           Rental            Rental
    20             one bedroom/one bath                  773            $ 490           $   510           $   530
    52             two bedroom/two bath                  989              600               630               645
     8            three bedroom/two bath               1,152              675               700               730
    80                                                76,104          $46,400           $48,560           $49,980

    Monroe Property.

    As described above, the Registrant acquired and constructed an 120 unit residential apartment community known as The Chase. The Chase consists of 11 buildings together with clubhouse. All buildings are slab on grade, woodframe and vinyl siding. Construction was completed in October, 1988 with rental of the premises beginning in August, 1988. At December 31, 1995, 99% of the apartment units were occupied. The types of units and monthly rentals are:

   Units               Description                     Size               1993               1994               1995
                                                     (sq. ft.)           Rental             Rental             Rental
    40             one bedroom/one bath                  670               $445-              $465-              $480-
                                                                            460                475                495
    64             two bedroom/two bath                  870               525-               550-               570-
                                                                            540                560                585
    16            three bedroom/two bath               1,127                630                660                670
    120                                              100,512            $61,800            $64,680            $66,520


    Sabal Point II Property.

    As described above, the Registrant acquired and constructed an 88 unit residential apartment community formerly known as Sabal Park Phase I, now known as Sabal Point II. Sabal Point II consists of 4 buildings together with clubhouse. All buildings are slab on grade woodframe and vinyl siding. Construction was completed in July, 1989 with occupancy of the premises beginning in May, 1989. Construction of a swimming pool and clubhouse was completed in April, 1990. At December 31, 1995, 95% of the apartment units were occupied. The types of units and expected monthly rentals are:

 Units               Description                  Size               1993                1994               1995
                                                (sq. ft.)            Rental              Rental             Rental
                  two bedroom/two bath
    2                    Deluxe                       1,009                $615               $620               $625
    46            two bedroom/two bath                                                        570-               650-
                                                      1,009                 570                610                660
    40           three bedroom/two bath               1,203                 695                730               725-
                                                                                                                  750
    88                                               96,552             $55,250            $58,000            $61,195

Item 3 - Legal Proceedings.

    No legal proceedings were initiated or terminated during the fiscal year covered by this report.

Item 4 - Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of the holders of Units during the fourth quarter of the fiscal year ended December 31, 1995.

Item 5 - Market for Registrant's Units of Limited Partnership and
         Related Matters.

    Transfer of limited partnership interests of the Registrant is subject to certain restrictions in the limited partnership agreement of the Registrant. Depositary receipts for the Units have been issued in registered form. Beginning May 1, 1989, the depositary receipts became freely transferable subject to applicable federal or state securities laws, unless the Managing General Partner imposes transfer restrictions in order to preserve the status of the Registrant as a partnership for federal income tax purposes or to ensure that Unitholders will be treated as limited partners of the Registrant for federal income tax purposes. Transfers of depositary receipts are effective on the first day of the month following receipt by the Registrant of all necessary documentation for the transfer, provided such documents are received at least 5 business days prior to the beginning of such month. Since May 1, 1989, 600 Income Units and 440 Growth Units have been sold by 3 Unitholders at a price of $97 per Income Unit and $97 per Growth Unit.

    On December 28, 1989, the Registrant redeemed the Income Units and returned the full amount of the capital contributions of the Unitholders with respect to Income Units from the proceeds of mortgage financing on the properties.

    As of December 31, 1995, 61,928 Growth Units were outstanding, held of record by 1,101 persons.

    The limited partnership agreement of the Registrant requires that operating revenue less operating expenses (Cash Flow) be distributed on at least a semi-annual basis within 30 days of June 30 and December 31 of each year. Cash Flow is to be distributed pro rata among the Unitholders in accordance with their percentage interest as follows:

    (a) First, 100% to Unitholders who hold Income Units until such Unitholders have received an amount equal to the preferential return on Income Units;

    (b) Then, 100% to Unitholders who hold Income Units until such Unitholders have received an amount equal to their adjusted capital contributions with respect to their Income Units; and

    (c) Then, any remaining Cash Flow shall be distributed to Unitholders holding Growth Units.

    Since the Income Units were redeemed on December 28, 1989, future distributions will be made to Unitholders holding Growth Units. The Registrant made the following distributions to Unitholders who held Units on the record date for such distribution:

                                                         No. of Income                                              Average Amount
                             Payment                         Units                  Total Amount                   Distributed per
    Record Date                Date                       Outstanding               Distributed                      Income Unit
      12/31/87               1/12/88                         26,112                   $130,560                           $5.00
      6/30/88                7/15/88                         61,392                    351,850                            5.73
      12/31/88               1/12/89                         92,892                    475,575                            5.12
      6/30/89                7/15/89                         92,892                    580,575                            6.25
      12/28/89               12/28/89                        92,892                    574,124                            6.18


                                                         No. of Growth                                             Average Amount
                             Payment                        Units                     Total Amount                 Distributed per
    Record Date                Date                      Outstanding                  Distributed                    Growth Unit
                             3/16/90                         61,928                   $ 23,541                           $0.38
      6/30/90                7/20/90                         61,928                     50,000                            0.80
      12/31/90               2/06/91                         61,928                     50,000                            0.80
      12/31/92               3/15/93                         61,928                     60,000                            0.97
      12/31/93               2/24/94                         61,928                     90,000                            1.45
      12/31/94               1/15/95                         61,928                    400,000                            6.46
      12/31/95               4/01/96                         61,928                    400,000                            6.46


The distribution to Growth Unitholders as of December 31, 1995 was declared by the General Partners in February, 1995 and will be paid primarily from cash reserves April, 1996. Future distributions may include amounts held as reserves, that amounted to approximately $327,160 after the distribution. However, once those reserves are distributed to limited partners, future distributions will be made only out of net cash flow.

Item 6 - Selected Financial Data.

                         Fiscal Year            Fiscal Year           Fiscal year         Fiscal Year           Fiscal Year
                       Ended 12/31/95        Ended 12/31/94        Ended 12/31/93        Ended 12/31/92        Ended
                                                                                                              12/31/91
Revenues                $ 2,080,642             $ 1,996,769           $ 1,836,787        $ 1,725,250          $    1,480,595
Net Loss                (    25,183)          (  164,732)              ( 306,827)         (  370,800)              ( 610,933)

Net Income
(loss) per
Unit
(1) Growth            (1)  (    .40)        (1)  (  2.63)         (1)  (   4.91)        (1) (  5.93)          (1) (   9.77)
Unitholders
(2) Income            (2)    N/A            (2)   N/A             (2)    N/A            (2)    N/A            (2)   N/A
Unitholders
Total Assets              9,822,411             10,316,798            10,733,405          11,166,832             11,575,781
Mortgage Loans            9,024,334            9,100,453               9,175,179           9,237,679              9,290,000
Payable
Cash
Distributions
per Unit
(1) Growth            (1)      6.46         (1)     1.45          (1)       .97         (1)     0.00          (1)     0.80
Unitholders
(2) Income            (2)     N/A           (2)   N/A             (2)    N/A            (2)   N/A             (2)   N/A
Unitholders

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

General.

    The Registrant was organized on January 16, 1987 for the purpose of developing, operating, holding and disposing of one to four specified multi-family residential properties. In August, 1987, the Registrant purchased
6.2 acres of undeveloped land for development of 80 multi-family units for a price of $375,102. The capitalized cost of construction amounted to $2,895,303. In January, 1988 the Registrant purchased 12 acres of undeveloped land for development of 120 multi-family units for a price of $367,906. The capitalized cost of construction amounted to $4,035,851. In October, 1988 the Registrant purchased 9 acres of undeveloped land for development of 88 multi-family units for a price of $462,992. The capitalized cost of construction amounted to $3,470,339.

    The Registrant was capitalized with Limited Partner contributions of $9,289,200 representing Income Units and $6,192,800 representing Growth Units and General Partner contributions of $1,200. During the capital formation and construction periods, the Registrant temporarily invested funds in short-term commercial paper, government securities, repurchase agreements and bank money market funds. On December 28, 1989 the full amount of capital contributions representing Income Units was redeemed with the proceeds of mortgage financing on the Registrant's properties. The loans represent approximately 80% leverage on the aggregate capitalized cost of $11,557,173.

Liquidity and Capital Resources.

         At December 31, 1995, partners' equity was $733,038 or 7% of total assets and liquid assets amounted to $727,160. The decrease in cash of $151,808 was due to a net cash flow from operations of $384,168 less capital replacements of $59,857, mortgage debt reduction of $76,119 and a distribution to partners of $400,000. The Registrant had accrued liabilities of $26,029 which consisted of management fees due to an affiliate of $8,297, trade account payables of $15,991 and tenant prepaid rent of $1,741.

         Net cash flow from operations before property additions, payments on mortgage principal, and distributions to partners totaled $384,168 in 1995, $233,130 in 1994, and $208,535 in 1993. The Registrant had three 9.5% amortizing mortgage notes in the amount of $9,024,334 outstanding at December 31, 1995. Principal payments of $76,119, $74,726 and $62,500 were made in 1995, 1994 and 1993, respectively.

         In 1995, there was substantial activity in the construction and planning of new apartment projects in the Charlotte market. Since August of 1995, approximately 1,500 apartment units were completed and available for rent. At present, approximately 3,000 additional units are under construction. In certain markets, rental concessions have been given to obtain new tenants. The Registrant does not believe that these new units and rental concessions will have a material impact on the Registrant's operations in 1996. The long-range impact will be influenced by factors that affect the number of persons seeking to rent apartments, such as the rate of growth in the Charlotte economy and interest rates and the affordability of home ownership.

         The 1996 operating plan and budget projects cash flow from operations of $55,000 at Arrowood Crossing, $140,000 at The Chase and $70,000 at Sabal Point II. The budget assumes that the Registrant will achieve occupancy rates equivalent to 97% at Arrowood Crossing, 97% at The Chase and 96% at Sabal Point
II. Rents have been increased 5% over rates charged in 1995 to offset normal increases in operating expenses. Capital replacements of $27,000, $28,000 and $18,000 are budgeted for Arrowood Crossing,

The Chase and Sabal Point II, respectively. Based upon these estimates, the Registrant believes that each cash flow from operations will be sufficient to meet cash requirements and provide distributions to limited partners.

Results of Operations.

         The results from operations for the year 1995 reflect an increase in total revenues of $83,873 due to maintaining a combined average occupancy of 97% and increasing rents an average of 3% to 5%. Rental income was $1,970,005 in 1995 compared to $1,866,009 in 1994, a difference of $103,996. Other operating income was $95,444 in 1995 compared to $115,152, in 1994, reflecting a decrease of $19,708 due mainly to leasing fewer corporate units. Operating expenses (excluding depreciation and amortization) increased $14,477. The increase of $8,116 in fees and expenses to affiliates was due to management fees based on total revenues collected and higher reimbursed maintenance personnel costs. Utilities increased $3,070 due to higher utility rates and resident usage. Repairs and maintenance increased $13,570 due to the normal replacement of vinyl, carpeting and appliances, expenses associated with the upkeep of the grounds and costs associated with continued high turn-over in 1995. Other expenses decreased $14,326 due to leasing fewer corporate units.

         After interest expense of $861,285 and other nonoperating expenses of $37,771 the Registrant realized a net loss of $25,183. This is compared to net losses of $164,732 and $306,827 in 1994 and 1993, respectively. Before recognizing the expense of depreciation and amortization, the 1995 operating plan and budget had forecasted and combined net income of $310,000. This is compared to an actual net income before depreciation and amortization of $423,927.

Item 8 - Financial Statements and Supplementary Data.

    See Appendix A to this Form 10-K.

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

Item 10 - Directors and Executive Officers of the Registrant.


    The Registrant has no directors or executive officers. Information as to the directors and executive officers of the Managing General Partner is as follows:

                                 Information about Directors
     Name                          and Executive Officers

Marion F. Bass               Director, President, Chief Executive
                             Officer, and Treasurer of the
                             Managing General Partner since 1977.
                             He is 56 years old.

Robert J. Brietz             Executive Vice President of the
                             Managing General Partner since
                             October, 1988.  Director and
                             Secretary of the Managing General
                             Partner since March, 1989.
                             Executive Vice President of Marion
                             Bass Securities Corporation since
                             November, 1986.  Senior Vice
                             President with Interstate Securities
                             Corporation for the period from 1978
                             to October, 1986.  He is 52 years
                             old.

    The directors and executive officers of the Managing General Partner were elected to their current positions on March 27, 1989. Each officer and director holds office until his death, resignation, retirement, removal, disqualification, or his successor is elected and qualified.

    All of the executive officers and directors of the Managing General Partner serve in the same capacities with Marion Bass Securities Corporation, Marion Bass Construction Company, Marion Bass Properties, Inc., Bass Capital Management Corporation, Marion Bass Investment Group, Inc. Marion F. Bass is the sole shareholder of Marion Bass Investment Group, Inc. which is the sole shareholder of the other corporations in the Marion Bass Group.

Item 11 - Executive Compensation.

    During the fiscal year ended December 31, 1995, the Registrant paid no compensation to the executive officers or directors of the Managing General Partner or to either of the General Partners. See Item 13 "Certain Relationships and Related Transactions" for a discussion of amounts paid or which may be paid to the General Partners and certain affiliates of the General Partners after December 31, 1995.

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management.

    As of March 15, 1996, no persons known to the Registrant have beneficial ownership of more than 5% of the Units.

    None of the directors and officers of the Managing General Partner owned any Units of the Registrant at March 15, 1996.

Item 13 - Certain Relationships and Related Transactions.

    The Registrant has and will engage in transactions with various corporations within the Marion Bass Companies. The General Partners and their affiliates received fees and expenses as follows:

                                                    1995                 1994                 1993
Management fee of 5% of gross
revenues                                          $101,745             $ 97,378             $ 89,746
Reimbursed maintenance salaries                     74,384               70,189               66,725
Reimbursed property manager
salaries                                            70,281               72,774               67,526
Other miscellaneous
reimbursements                                       8,350                6,303                4,190
Total                                             $254,760             $246,644             $228,187



                             PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

    (a) Financial statements and schedules. See Index to Financial Statements included in Appendix A to this Form 10-K. All other schedules are omitted because they are not applicable, not required or because the requested information is included in the Financial Statements or notes thereto.

    (b)  Exhibits.
         3(a) Copy of Limited Partnership Agreement dated as of August 6, 1987, filed as
                       Exhibit 3(a) to the Registrant's Annual
                       Report on Form 10-K for the fiscal year
                       ended December 31, 1987, filed with the
                       Securities and Exchange Commission, which is incorporated herein by reference.

         3(b)          Copy of Certificate of Limited
                       Partnership dated as of January 5,
                       1987, filed as Exhibit 3(b) to the
                       Registrant's Annual Report on Form 10-K
                       for the fiscal year ended December 31,
                       1987, filed with the Securities and
                       Exchange Commission, which is incorporated herein by reference.

         4(a) Specimen Certificate for Growth Units, filed as Exhibit 4(a) of Amendment No. 1 to Registrant's Registration Statement on Form S-11 (No. 33-11797), filed with the Securities and Exchange Commission on April 23, 1987, which is incorporated by reference to such Form S-11.

         4(b) Specimen Certificate for Income Units, filed as Exhibit 4(b) of Amendment No. 1 to Registrant's Registration Statement on Form S-11 (No. 33-11797), filed with the Securities and Exchange Commission on April 23, 1987, which is incorporated by reference to such Form S-11.

         10(a) Copy of Construction Agreement for the Arrowood Property dated as of February
                       27, 1987, filed as Exhibit 10(a) to the
                       Registrant's Annual Report on Form 10-K
                       for the fiscal year ended December 31,
                       1987, filed with the Securities and
                       Exchange Commission, which is incorporated herein by reference.

         10(b) Copy of Construction Agreement for the Monroe Property, dated as of February
                       27, 1988, filed as Exhibit 10(b) to the
                       Registrant's Annual Report on Form 10-K
                       for the fiscal year ended December 31,
                       1987, filed with the Securities and
                       Exchange Commission, which is incorporated herein by reference.

         10(c) Copy of Construction Agreement for Sabal Park I dated as of April 18, 1988, filed as Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

          10(d)             Copy of permanent loan documents
                            for Sabal Park I, dated as of December
                            27, 1989, filed as Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Securities and
                            Exchange Commission, which is
                            incorporated herein by
                            reference.

    (c) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 1996.



                             BASS INCOME PLUS FUND

                             By:  MARION BASS REAL ESTATE GROUP,
                                  INC., as Managing General Partner


                             By: /s/ Marion F. Bass
                                  Marion F. Bass, President


                             By:  MARION F. BASS, as Individual
                                  General Partner


                             By: /s/ Marion F. Bass
                                  Marion F. Bass

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

     Signature                  Title                  Date


 /s/ Marion F. Bass    Director, President and      March 29, 1996
Marion F. Bass         Treasurer of Marion Bass
                       Real Estate Group, Inc.
                       (Principal Executive
                       Officer)


 /s/ Robert J. Brietz  Director, Executive Vice     March 29, 1996
Robert J. Brietz       President and Secretary
                       of Marion Bass Real
                       Estate Group, Inc.
                               (Principal Financial and
                               Accounting Officer)

                                   APPENDIX A

                    BASS INCOME PLUS FUND LIMITED PARTNERSHIP

                       FINANCIAL STATEMENTS AND SCHEDULES

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993




                         C O N T E N T S


                                      Page

FINANCIAL STATEMENTS:

    Report of Independent Public Accountants                  1

    Balance Sheets - December 31, 1995 and 1994               2

    Statements of Operations - For the Years ended
      December 31, 1995, 1994 and 1993                        3

    Statements of Changes in Partners' Equity
      (Deficit) - For the Years ended
      December 31, 1995, 1994 and 1993                        4

    Statements of Cash Flows - For the Years ended
      December 31, 1995, 1994 and 1993                       5

    Notes to Financial Statements                            6-9

FINANCIAL STATEMENT SCHEDULES:

    Schedule III-Real Estate and Accumulated Depreciation -
      December 31, 1995                                       10

Report of Independent Public Accountants




To Bass Income Plus Fund Limited Partnership:


We have audited the accompanying balance sheets of Bass Income Plus Fund Limited Partnership (a North Carolina limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the managing general partner (see Note 4). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the managing general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bass Income Plus Fund Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Appendix A is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                Arthur Andersen LLP


Charlotte, North Carolina,
    February 16, 1996.

                                  The accompanying notes to financial statements
                                   are an integral part of these balance sheets.

                                     Bass Income Plus Fund Limited Partnership
                                              (a limited partnership)

                                    Balance Sheets -- December 31, 1995 and 1994




                                     Assets                                             1995             1994
Rental properties, at cost:
    Land                                                                              $  1,206,000     $  1,206,000
    Buildings                                                                            9,729,194        9,718,137
    Furnishings and fixtures                                                               942,021          936,960
                                                                                   ---------------  ---------------
                                                                                        11,877,215       11,861,097
    Accumulated depreciation                                                            (2,972,138)      (2,583,527)
                                                                                   ---------------  ---------------
                                                                                         8,905,077        9,277,570
Cash and cash investments                                                                  727,160          878,968
Restricted escrow deposits                                                                  52,897           41,194
Deferred costs, net                                                                         63,720           80,480
Other assets                                                                                73,557           38,586
                 Total assets                                                      ===============  ===============
                                                                                      $  9,822,411      $10,316,798
                                                                                   ===============  ===============

                   Liabilities and Partners' Equity (Deficit)
Mortgage loans payable                                                                $  9,024,334     $  9,100,453
Security deposits                                                                           39,010           29,850
Accrued liabilities                                                                         26,029           28,274
                 Total liabilities                                                 ---------------  ---------------
                                                                                         9,089,373        9,158,577
Partners' equity (deficit):
    Limited partners' interest                                                             758,584        1,183,515
    General partners' deficit                                                              (25,546)         (25,294)
                 Total partners' equity                                            ---------------  ---------------
                                                                                           733,038        1,158,221
                 Total liabilities and partners' equity                            ===============  ===============
                                                                                      $  9,822,411      $10,316,798
                                                                                   ===============  ===============






                                  Theaccompanying notes to financial  statements
                                     are an integral part of these statements.

                                  Bass Income Plus Fund Limited Partnership
                                           (a limited partnership)

                                          Statements of Operations
                            For the Years Ended December 31, 1995, 1994 and 1993



                                                                            1995           1994           1993
Revenues:
    Rental income                                                          $1,970,005     $1,866,009     $1,726,345
    Interest income                                                            15,193         15,608         20,405
    Other operating income                                                     95,444        115,152         90,037
                                                                        -------------  -------------  -------------
                                                                            2,080,642      1,996,769      1,836,787
Operating expenses:
    Fees and expenses to affiliates                                           254,760        246,644        228,187
    Property taxes and insurance                                              138,614        131,332        137,311
    Utilities                                                                  95,891         92,821         89,838
    Repairs and maintenance                                                   204,508        190,938        172,585
    Advertising                                                                33,733         36,968         42,621
    Depreciation and amortization                                             449,110        508,551        513,147
    Other                                                                      30,153         44,479         40,050
                                                                        -------------  -------------  -------------
                                                                            1,206,769      1,251,733      1,223,739
Mortgage interest expense                                                     861,285        868,158        874,410
Nonoperating expenses                                                          37,771         41,610         45,465
                 Total expenses                                         -------------  -------------  -------------
                                                                            2,105,825      2,161,501      2,143,614
                                                                        =============  =============  =============
Net loss                                                                  $   (25,183)   $ (164,732)   $  (306,827)
Net loss allocated to general partners (1%)                               $      (252)   $   (1,647)   $    (3,068)
Net loss allocated to limited partners (99%)                              $   (24,931)   $ (163,085)   $  (303,759)
Net loss per limited partnership unit                                     $      (.40)   $    (2.63)   $     (4.91)





                                 The accompanying notes to financial  statements
                                     are an integral part of these statements.

                                 Bass Income Plus Fund Limited Partnership
                                          (a limited partnership)

                            Statements of Changes in Partners' Equity (Deficit)
                           For the Years Ended December 31, 1995, 1994 and 1993



                                                                             Limited       General
                                                                            Partners      Partners        Total
Partners' equity (deficit), December 31, 1992                                $1,800,359     $(20,579)    $1,779,780
    Cash distribution                                                           (60,000)           0        (60,000)
    Net loss                                                                   (303,759)      (3,068)      (306,827)
Partners' equity (deficit), December 31, 1993                             -------------  -----------  -------------
                                                                              1,436,600      (23,647)     1,412,953
    Cash distribution                                                           (90,000)           0        (90,000)
    Net loss                                                                   (163,085)      (1,647)      (164,732)
Partners' equity (deficit), December 31, 1994                             -------------  -----------  -------------
                                                                              1,183,515      (25,294)     1,158,221
    Cash distribution                                                          (400,000)           0       (400,000)
    Net loss                                                                    (24,931)        (252)       (25,183)
Partners' equity (deficit), December 31, 1995                             =============  ===========  =============
                                                                             $  758,584     $(25,546)    $  733,038
                                                                          =============  ===========  =============





                                 The accompanying notes to financial  statements
                                     are an integral part of these statements.

                                  Bass Income Plus Fund Limited Partnership
                                           (a limited partnership)

                                          Statements of Cash Flows
                            For the Years Ended December 31, 1995, 1994 and 1993





                                                                              1995          1994          1993
Cash flows from operating activities:
    Net loss                                                                  $ (25,183)    $(164,732)     $(306,827)
    Adjustments to reconcile net loss to net cash provided by operating activities-
          Depreciation and amortization                                         449,110       508,551        513,147
          Change in assets and liabilities:
              Increase (decrease) in accrued and other liabilities
                                                                                  6,915       (87,149)        (4,100)
              (Increase) decrease in escrows and other assets, net
                                                                                (46,674)      (23,540)         6,315
                 Net cash provided by operating activities                 ------------  ------------  -------------
                                                                                384,168       233,130        208,535
Cash flows from investing activities - Additions to rental properties
                                                                                (59,857)      (45,389)       (53,583)
Cash flows from financing activities:
                                                                                (76,119)      (74,726)       (62,500)
    Repayment of mortgage loans
    Distribution to partners                                                   (400,000)      (90,000)       (60,000)
                 Net cash used in financing activities                     ------------  ------------  -------------
                                                                               (476,119)     (164,726)      (122,500)
Net increase (decrease) in cash and cash investments                           (151,808)       23,015         32,452
Cash and cash investments, beginning of year                                    878,968       855,953        823,501
Cash and cash investments, end of year                                     ============  ============  =============
                                                                               $727,160    $  878,968     $  855,953
                                                                           ============  ============  =============


                                 The accompanying notes to financial  statements
                                     are an integral part of these statements.

                                     Bass Income Plus Fund Limited Partnership

                                           Notes to Financial Statements
                                         December 31, 1995, 1994 and 1993




1.  Organization and Summary of Significant Accounting Policies:


Bass Income Plus Fund Limited Partnership (the Partnership) was organized to engage in the acquisition of specified parcels of undeveloped real estate and to construct, develop, operate, hold and dispose of income-producing, multifamily residential apartment complexes. At formation, the limited partnership interests consisted of two classes of units, income units and growth units. Each investment in limited partnership interests consisted of 60% income units and 40% growth units. Limited partnership interests were sold at $100 per unit for a total of $15,482,000. During December 1989, the Partnership obtained mortgage financing (see Note 2) on the rental properties. The proceeds from the mortgage financing were used to return the full amount of the capital contributions of the income unit holders for a total distribution of $9,289,200.


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


Cash Investments


For purposes of the statements of cash flows, the Partnership considers all unrestricted, highly liquid investments purchased with an original maturity of three months or less to be cash investments.


Deferred Costs


Expenses incurred in connection with the organization of the Partnership and obtaining financing have been capitalized as deferred costs. Deferred financing costs are being amortized over the terms of the loans. Organization costs, which are fully amortized at December 31, 1995, were amortized using the straight-line method over five years. Amortization of organization costs and deferred financing costs is included in depreciation and amortization expense on the accompanying statements of operations.


Depreciation


The cost of rental properties is depreciated using the straight-line method over the following estimated useful lives:


           Buildings                                           30 years
           Furnishings and fixtures                             8 years

Rental Properties


Rental properties are carried at cost, which includes the initial land price as well as development costs (see Note 3).


Income Taxes


Under current income tax laws, income or loss of partnerships is included in the income tax returns of the partners. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.


The tax returns of the Partnership are subject to examination by federal and state taxing authorities. If such examinations occur and result in changes with respect to the partnership qualification or in changes to partnership income or loss, the tax liability of the partners would be changed accordingly.


Adjustments are required to reflect the Partnership's accounts on the basis of accounting utilized for federal income tax reporting purposes. The significant items giving rise to the adjustments are differing lives and methods of depreciation and costs incurred in connection with raising of capital (syndication costs).


The reconciliation of net income for the years ended December 31, 1995, 1994 and 1993, from a financial reporting to a tax basis are as follows:


                                                                     1995          1994           1993
       Net loss - Financial reporting basis                           $(25,183)    $(164,732)     $(306,827)
       Book depreciation greater (less) than tax depreciation
                                                                        (2,989)       21,195         (6,218)
       Interest adjustment                                                                 0         (9,049)
       Other                                                             1,690       (16,144)         3,399
       Net loss - Tax basis                                           =========    ==========    ===========
                                                                      $(26,482)    $(159,681)     $(318,695)
                                                                      =========    ==========    ===========

Per Unit Amounts

Net income per limited partnership unit was determined based on the weighted average number of units outstanding during the period. The weighted average units outstanding was 61,928 for 1995, 1994 and 1993.


Use of Estimates in the Preparation of Financial Statements


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates.

New Accounting Pronouncement


In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the Statement) on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company is required to adopt the Statement in 1996. Based on a preliminary review, the Company does not expect the adoption of the Statement to have a material effect on its financial position.



2.  Mortgage Loans Payable:


The Partnership has three mortgage loans payable to a financial institution secured by the three rental properties. Principal and interest are due monthly in payments totaling $78,117, with the remaining principal and any accrued interest due upon maturity in January 2000. Under the mortgage agreement, the Partnership is required to fund certain reserves for insurance, property tax and capital improvement expenditures. These reserves are included in other assets on the accompanying balance sheets.

Future principal payments due on the mortgage loans are as follows:


                                1996               $   76,394
                                1997                   91,256
                                1998                  100,311
                                1999                  110,267
                                2000                8,646,106
                                                   ==========
Cash paid for interest  was  $861,285 in 1995,  $940,794 in 1994 and $874,903 in
1993.

3.  Rental Properties:


The rental properties consist of three residential apartment complexes; Arrowood Crossing, The Chase and Sabal Point II. All were constructed by an affiliate of the general partners and contain 80, 120 and 88 rental units, respectively. The Chase, Sabal Point II and Arrowood Crossing are located on three plots of land purchased in 1988 from the managing general partner or an affiliate of the general partners.


Affiliates of the general partners own residential apartment complexes adjacent to Arrowood Crossing and Sabal Point II. These complexes are sharing expenses related to grounds, maintenance, leasing, management and other related costs. The managing general partner believes that the allocation of expenses to each partnership has been made on a reasonable basis.

4.  General Partners and Related-party Transactions:


The Partnership's general partners are Marion F. Bass and Marion Bass Real Estate Group, Inc. (the managing general partner). The rental properties are managed by Marion Bass Properties, Inc. Both Marion Bass Real Estate Group, Inc. and Marion Bass Properties, Inc. are wholly owned by Marion F. Bass.


Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during 1995, 1994 and 1993 as follows:


                                                                                1995         1994          1993
          Management fee of 5% of gross revenues                                 $101,745    $  97,378     $ 89,746
          Reimbursed maintenance salaries                                          74,384       70,189       66,725
          Reimbursed property manager salaries                                     70,281       72,774       67,526
          Other miscellaneous reimbursements                                        8,350        6,303        4,190
                                                                                ---------    ---------    ---------
                                                                                 $254,760     $246,644     $228,187
                                                                                =========    =========    =========

The Partnership receives from an affiliated partnership an agreed-upon amount each year for the use of its pool and clubhouse located on the Partnership's property at Sabal Point II. The Partnership has recorded as other operating income $12,740 in 1995 and $11,850 in 1994 and 1993, under the terms of this agreement.

The general partners and certain of their affiliates also perform,  without cost
to  the  Partnership,   day-to-day  investment,  management  and  administration
functions of the Partnership.



5.  Subsequent Event - Cash Distribution:


Subsequent to December 31, 1995, the managing general partner declared a cash distribution of $400,000 ($6.46 per limited partnership unit).

Appendix A

                    Bass Income Plus Fund Limited Partnership
                             (a limited partnership)

             Schedule III - Real Estate and Accumulated Depreciation
                      For the Year Ended December 31, 1995



                                                                                                             Cost Capitalized
                                                                          Initial Cost to Company               Subsequent to
                                                                                           Buildings             Acquisition
                                                                                               and                          Carrying
         Description                                      Encumbrances      Land           Improvements    Improvements       Costs
Arrowood Crossing, a residential apartment complex,
    Charlotte, North Carolina                               $2,549,926   $   375,102           $0           $  2,914,810        $0
The Chase, a residential apartment complex, Monroe,
    North Carolina                                           3,011,355       367,906            0               4,038,941        0
Sabal Point II, a residential apartment complex,
    Pineville, North Carolina                                3,463,053       462,992            0               3,717,464        0
                 Total                                     ===========   ===========        =======           ===============  =====
                                                            $9,024,334    $1,206,000           $0             $10,671,215       $0
                                                           ===========   ===========        =======           ===============  =====




                                                     Gross Amount Which Carried at                                    Estimated
                                                   End of Period (Notes 1, 3 and4)                                   Useful Lives
                                                         Buildings                 Accumulated                         Buildings
                                                            and                    Depreciation     Date     Date         and
                                              Land      Improvements    Total      (Note 2)       Acquired Completed  Improvements
Arrowood Crossing, a residential
 apartment complex,
 Charlotte, North Carolina                $   375,102   $  2,914,810  $  3,289,912  $   (806,093)     8/87   11/88       Note 2
The Chase, a residential apartment
 complex, Monroe, North Carolina              367,906      4,038,941     4,406,847    (1,166,384)     1/88    11/88      Note 2
Sabal Point II, a residential
 apartment complex,
 Pineville, North Carolina                    462,992      3,717,464     4,180,456      (999,661)    10/88     7/89      Note 2
                                           ----------    -----------   -----------   -----------
                 Total                     $1,206,000    $10,671,215   $11,877,215   $(2,972,138)
                                           ==========    ===========   ===========   ===========



Note 1:


                                             1995            1994            1993
Rental properties, at cost-
    Balance at beginning of period   $ 11,861,097    $ 11,852,647    $ 11,892,988
    Improvements                           59,857          45,389          53,583
    Disposals                             (43,739)        (36,939)        (93,924)
                                     ------------    ------------    ------------
    Balance at end of period         $ 11,877,215    $ 11,861,097    $ 11,852,647
                                     ============    ============    ============
Accumulated depreciation-
    Balance at beginning of period   $ (2,583,527)   $ (2,128,674)   $ (1,726,212)
    Depreciation expense                 (432,350)       (491,792)       (496,386)
    Disposals                              43,739          36,939          93,924
                                     ------------    ------------    ------------
    Balance at end of period         $ (2,972,138)   $ (2,583,527)   $ (2,128,674)
                                     ============    ============    ============

Note 2:
    Depreciation was computed using the following estimated useful lives-
       Buildings                                              30 years
       Furnishings and fixtures                                8 years

Note 3:
    Buildings and improvements include costs of furnishings and fixtures.

Note 4:
    Aggregate cost for federal income tax purposes, net of accumulated tax depreciation, was $8,518,538 at December 31, 1995.