Form 10-Q
period 1996-03-31
BASS INCOME PLUS FUND LIMITED PARTNERSHIP
filed 1996-05-13
CIK 810368

FORM 10-Q

                                SECURITIES AND EXCHANGE COMMISSION

                                      WASHINGTON, D.C. 20549

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended....................................March 31, 1996

                                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from.......................to.........................
Commission file number   0-17685


                             BASS INCOME PLUS FUND LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
                      (Exact name of partnership as specified in its charter)


          North Carolina                                         56-1544869
- --------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification No.)


                          4000 Park Road Charlotte, North Carolina 28209
- --------------------------------------------------------------------------------
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



                                      INDEX
                                     -------

                                                                                         PAGE
                                                                                        NUMBER

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

              Condensed Balance Sheet
                 as of March 31, 1996
                 (Unaudited)                                                              3

              Condensed Statement of Income
                 Three months ended
                 March 31, 1996 and 1995
                 (Unaudited)                                                              4

              Statement of Partners' Equity (Deficit)                                     5
                (Unaudited)

              Condensed Statement of Cash Flows
                 Three months ended March 31, 1996 and 1995
                 (Unaudited)                                                              6

              Notes to Condensed Financial
                 Statements (Unaudited)                                                   7

Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                               9


PART II.  OTHER INFORMATION                                                               10

SIGNATURES                                                                                11

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


- ---------------------------------------------------------------
                   CONDENSED BALANCE SHEET
- ---------------------------------------------------------------

                                                                   March 31,          December 31,
                                                                      1996                1995
                                                               -------------------  -----------------
                            ASSETS                                (Unaudited)
                           -------

RENTAL PROPERTIES, at cost:
  Land                                                                 $1,206,000         $1,206,000
  Buildings                                                             9,730,131          9,729,194
  Furnishings and fixtures                                                952,820            942,021
  Accumulated depreciation                                             (3,080,618)        (2,972,138)
                                                               -------------------  -----------------
                                                                        8,808,333          8,905,077

CASH AND CASH INVESTMENTS                                                 819,872            727,160
RESTRICTED ESCROW DEPOSITS                                                 53,259             52,897
DEFERRED COSTS AND OTHER ASSETS, net                                      150,344            137,277
                                                               -------------------  -----------------
     Total assets                                                      $9,831,808         $9,822,411
                                                               ===================  =================


          LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
       -----------------------------------------------

MORTGAGE LOANS PAYABLE                                                 $9,004,152         $9,024,334
SECURITY DEPOSITS                                                          38,530             39,010
ACCRUED LIABILITIES                                                        46,683             26,029
                                                               -------------------  -----------------
     Total liabilities                                                  9,089,365          9,089,373
                                                               -------------------  -----------------

PARTNERS' EQUITY (DEFICIT):
  Limited partners' interest                                              767,895            758,584
  General partners' deficit                                               (25,452)           (25,546)
                                                               -------------------  -----------------
     Total partners' equity                                               742,443            733,038
                                                               -------------------  -----------------
     Total liabilities and partners' equity                            $9,831,808         $9,822,411
                                                               ===================  =================














                               The accompanying notes are an integral
                                 part of the financial statements.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


- -------------------------------------------------------------------------
                      CONDENSED STATEMENT OF INCOME
- -------------------------------------------------------------------------
                               (Unaudited)

                                                                            Three months        Three months
                                                                                ended              ended
                                                                              March 31,          March 31,
                                                                                1996                1995
                                                                           ----------------    ---------------
REVENUE:
  Rental income                                                                   $510,051           $483,877
  Interest income                                                                    6,547              3,292
  Other operating income                                                            25,985             27,242
                                                                           ----------------    ---------------
                                                                                   542,583            514,411
                                                                           ----------------    ---------------

OPERATING EXPENSES:
  Fees and expenses to affiliates                                                   69,696             66,084
  Property taxes and insurance                                                      34,737             34,079
  Utilities                                                                         31,868             27,818
  Repairs and maintenance                                                           35,963             33,332
  Advertising                                                                        8,766             13,999
  Depreciation and amortization                                                    112,668            117,321
  Other                                                                             10,137              1,994
                                                                           ----------------    ---------------
                                                                                   303,835            294,627

INTEREST EXPENSE                                                                   214,169            215,991
NONOPERATING EXPENSES                                                               15,174             11,774
                                                                           ----------------    ---------------
    Total expenses                                                                 533,178            522,392
                                                                           ----------------    ---------------
NET INCOME (LOSS)                                                                   $9,405            ($7,981)
                                                                           ================    ===============

NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS                                        $94               ($80)
                                                                           ================    ===============

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS                                     $9,311            ($7,901)
                                                                           ================    ===============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT,  based
  on number of units outstanding (61,928)                                               $0.15             ($0.13)
                                                                           ================    ===============













                                   The accompanying notes are an integral
                                      part of the financial statements.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


- ---------------------------------------------------
          STATEMENT OF PARTNERS' EQUITY
                    (DEFICIT)
- ---------------------------------------------------
                   (Unaudited)


                                                       Limited           General
                                                      Partners          Partners           Total
                                                   ----------------  ----------------  --------------

Balance, January 1, 1996                                  $758,584          ($25,546)       $733,038
Net income                                                   9,311                94           9,405
                                                   ----------------  ----------------  --------------
Balance, March 31, 1996                                   $767,895          ($25,452)       $742,443
                                                   ================  ================  ==============






                                                       Limited           General
                                                      Partners          Partners           Total
                                                   ----------------  ----------------  --------------

Balance, January 1, 1995                                $1,183,515          ($25,294)     $1,158,221
Distribution to partners                                  (400,000)                0       ($400,000)
Net loss                                                    (7,901)              (80)         (7,981)
                                                   ----------------  ----------------  --------------
Balance, March 31, 1995                                   $775,614          ($25,374)       $750,240
                                                   ================  ================  ==============























                               The accompanying notes are an integral
                                  part of the financial statements.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


- ---------------------------------------------------------------
              CONDENSED STATEMENT OF CASH FLOWS
- ---------------------------------------------------------------
                         (Unaudited)

                                                                  Three months        Three months
                                                                     ended               ended
                                                                   March 31,           March 31,
                                                                      1996                1995
                                                               -------------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $9,405            ($7,981)
   Adjustments to reconcile net loss to net
    cash provided by (used in)  operating activities-
     Depreciation and amortization                                        112,668            117,321
     Change in assets and liabilities:
       Increase in accrued and other liabilities                           20,654             17,598
       Increase in escrows and other assets, net                          (18,097)           (53,681)
                                                               -------------------  -----------------

          Net cash provided by operating activities                       124,630             73,257
                                                               -------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to rental properties                                        (11,736)            (3,806)
                                                               -------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgage loans                                           (20,182)           (18,360)
    Distribution to partners                                                    0           (400,000)
                                                               -------------------  -----------------

          Net cash used in financing activities                           (20,182)          (418,360)
                                                               -------------------  -----------------

NET INCREASE AND DECREASE IN CASH AND
  CASH INVESTMENTS                                                         92,712           (348,909)
CASH AND CASH INVESTMENTS, beginning of year                              727,160            878,968
                                                               -------------------  -----------------
CASH AND CASH INVESTMENTS, March 31                                      $819,872           $530,059
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

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of March 31, 1996, results of operations for the three months ended March 31, 1996 and 1995 and cash flow for the three months ended March 31, 1996 and 1995.

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

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


     Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during the three-month period ending March 31, 1996 as follows:

              Management fee of 5% of gross revenues                     $26,848
              Reimbursed maintenance salaries and benefits                17,918
              Reimbursed  property manager salaries and benefits          24,930
                                                                         $69,696

     The Partnership receives from an affiliated partnership an agreed-upon amount each year for the use of its pool and clubhouse located on the Partnership's property. The Partnership has recorded as other operating income $3,408 for the three months ended March 31, 1996, under the terms of this agreement.

     The general partners and certain of their affiliates also perform, without cost to the Partnership, day-to-day investment, management and administrative functions of the Partnership.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     At March 31, 1996, partners' equity was $742,443 or 7% of total assets and cash and cash reserves amounted to $819,872. The Partnership had accrued liabilities of $46,683 that consisted of 1996 property taxes of $30,459, management fees due to an affiliate of $9,175, trade accounts payable of $6,208 and resident prepaid rent of $841.

     Net cash provided by operations totaled $124,630 for the three months ended March 31, 1996. This is compared to net cash provided by operations of $73,257 for the corresponding period in 1995. The Partnership had three 9.5% mortgage loans in the amount of $9,004,152 outstanding at March 31, 1996. Principal payments of $20,182 were made during the three month period ended March 31, 1996 on the amortizing mortgage loans.

     The  1996  operating  plan  and  budget  projects  a  net  cash  flow  from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $55,000 at Arrowood Crossing, $140,000 at The Chase, and $70,000 at Sabal Point II. The budget assumes that the Partnership will achieve occupancy rates equivalent to 97% at Arrowood Crossing, 97% at The Chase and 96% at Sabal Point II. For the three months ended March 31, 1996, actual combined average economic occupancy was 98% and actual net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $90,155. Rents have been increased 5% over rates charged in 1995 to offset any normal increase in operating expenses. Capital expenditures of $27,000, $28,000 and $18,000 are budgeted for Arrowood Crossing, The Chase and Sabal Point II, respectively, and include mainly selected carpet and vinyl replacements. As of March 31, 1996, actual capital expenditures and additions to rental properties have totaled $7,619, $8,324 and $4,635 respectively. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements, rebuild cash reserves and provided distributions to partners. Funds totaling $400,000 provided by cash reserves and 1995 operational net cash flow were distributed to limited partners in April 1996. The next available distribution to partners is scheduled for the first quarter of 1997 with the amount being dependent upon 1996 operating results.

Results of Operations

     The following discussion relates to the Partnership's operation of Arrowood Crossing, The Chase and Sabal Point II for the three months ended March 31, 1996 and 1995.

     Results of operations for the three months ended March 31, 1996 reflect an average economic occupancy of 98% compared to 97% for the corresponding period in 1995. A first quarter comparison of 1996 and 1995 reflects higher rental income of $26,174 during 1996 due to rents being increased 5% over rates charged in 1995. Other operating income was $1,257 less than recognized in 1995 due mainly to leasing fewer corporate apartments. Overall, total income for the first quarter ended March 31, 1996 was $28,172 higher than the corresponding period in 1995.

     Operating expenses were $303,835 for the three months ended March 31, 1996, compared to $294,627 for the corresponding period in 1995 which reflects a variance of $9,208. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were higher by $3,612. Utilities were higher by $4,050 due to resident usage and the prepayment of April 1996 electric bills. Repairs and maintenance was higher by $2,631 due to turnkey costs (expenses associated with preparing rental units for occupation) and grounds upkeep. Since the properties are leasing fewer corporate apartments in 1996 compared to 1995, the costs associated with

BASS INCOME PLUS FUND LIMITED PARTNERSHIP

maintaining these units were reduced by $5,233 being reflected in the category of advertising. Other operating expenses increased $8,143 due primarily to the write-off of uncollected rents and other fees.

     After interest expense of $214,169 and nonoperating expenses (partnership expenses and nonrecurring replacement costs) of $15,174, partnership operations recognized a net income of $9,405 for the three months ended March 31, 1996. This is compared to a net loss of $7,981 for the corresponding period in 1995.


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



BASS INCOME PLUS FUND LIMITED PARTNERSHIP

    By:   Marion Bass Real Estate Group, Inc. as Managing General Partner


    By:   Marion F. Bass, President

    Date: May 10, 1996

    By:   Robert J. Brietz, Executive Vice President

    Date: May 10, 1996