Form 10-Q
period 1996-06-30
BASS INCOME PLUS FUND LIMITED PARTNERSHIP
filed 1996-08-13
CIK 810368

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED..................................JUNE 30, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM...................TO..........................
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

              CONDENSED BALANCE SHEET
                 AS OF JUNE 30, 1996
                 (UNAUDITED)                                        3

              CONDENSED STATEMENT OF INCOME
                 THREE MONTHS AND SIX MONTHS ENDED
                 JUNE 30, 1996 AND 1995
                 (UNAUDITED)                                        4

              STATEMENT OF PARTNERS' EQUITY (DEFICIT)               5
                (UNAUDITED)

              CONDENSED STATEMENT OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 1996 AND 1995
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

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


- ---------------------------------------------------------------
                   CONDENSED BALANCE SHEET
- ---------------------------------------------------------------



                                                                    JUNE 30,          DECEMBER 31,
                                                                      1996                1995
                                                               -------------------  -----------------
                            ASSETS                                (UNAUDITED)
                           -------

RENTAL PROPERTIES, AT COST:
  LAND                                                                 $1,206,000         $1,206,000
  BUILDINGS                                                             9,729,194          9,729,194
  FURNISHINGS AND FIXTURES                                                968,661            942,021
  ACCUMULATED DEPRECIATION                                             (3,185,618)        (2,972,138)
                                                               -------------------  -----------------
                                                                        8,718,237          8,905,077

CASH AND CASH INVESTMENTS                                                 506,316            727,160
RESTRICTED ESCROW DEPOSITS                                                 42,363             52,897
DEFERRED COSTS AND OTHER ASSETS, NET                                      190,321            137,277
                                                               -------------------  -----------------
     TOTAL ASSETS                                                      $9,457,237         $9,822,411
                                                               ===================  =================


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- -----------------------------------------------

MORTGAGE LOANS PAYABLE                                                 $8,983,487         $9,024,334
SECURITY DEPOSITS                                                          36,628             39,010
ACCRUED LIABILITIES                                                        80,569             26,029
                                                               -------------------  -----------------
     TOTAL LIABILITIES                                                  9,100,684          9,089,373
                                                               -------------------  -----------------

PARTNERS' EQUITY (DEFICIT):
  LIMITED PARTNERS' INTEREST                                              381,864            758,584
  GENERAL PARTNERS' DEFICIT                                               (25,311)           (25,546)
                                                               -------------------  -----------------
     TOTAL PARTNERS' EQUITY                                               356,553            733,038
                                                               -------------------  -----------------
     TOTAL LIABILITIES AND PARTNERS' EQUITY                            $9,457,237         $9,822,411
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



                                                   THREE MONTHS       SIX MONTHS      THREE MONTHS      SIX MONTHS
                                                      ENDED             ENDED            ENDED            ENDED
                                                     JUNE 30,          JUNE 30,         JUNE 30,         JUNE 30,
                                                       1996              1996             1995             1995
                                                  ---------------   ---------------  ---------------  ---------------

REVENUE:
  RENTAL INCOME                                         $515,946        $1,025,997         $479,896         $963,773
  INTEREST INCOME                                          9,004            15,551            3,248            6,540
  OTHER OPERATING INCOME                                  23,289            49,274           19,935           47,177
                                                  ---------------   ---------------  ---------------  ---------------
                                                         548,239         1,090,822          503,079        1,017,490
                                                  ---------------   ---------------  ---------------  ---------------

OPERATING EXPENSES:
  FEES AND EXPENSES TO AFFILIATES                         66,952           136,648           62,178          128,262
  PROPERTY TAXES AND INSURANCE                            34,737            69,474           34,080           68,159
  UTILITIES                                               27,814            59,682           26,455           54,273
  REPAIRS AND MAINTENANCE                                 39,586            75,549           45,559           78,891
  ADVERTISING                                             11,313            20,079           13,146           27,145
  DEPRECIATION AND AMORTIZATION                          109,188           221,856           60,380          177,701
  OTHER                                                    7,318            17,455            3,419            5,413
                                                  ---------------   ---------------  ---------------  ---------------
                                                         296,908           600,743          245,217          539,844

INTEREST EXPENSE                                         213,686           427,855          215,552          431,543
NONOPERATING EXPENSES                                     23,535            38,709           30,198           41,972
                                                 ---------------   ---------------  ---------------  ---------------

    TOTAL EXPENSES                                       534,129         1,067,307          490,967        1,013,359
                                                  ---------------   ---------------  ---------------  ---------------
NET INCOME                                               $14,110           $23,515          $12,112           $4,131
                                                  ===============   ===============  ===============  ===============

NET INCOME ALLOCATED TO GENERAL PARTNERS                    $141              $235             $121              $41
                                                  ===============   ===============  ===============  ===============

NET INCOME ALLOCATED TO LIMITED PARTNERS                 $13,969           $23,280          $11,991           $4,090
                                                  ===============   ===============  ===============  ===============

NET INCOME PER LIMITED PARTNERSHIP UNIT,  BASED
  ON NUMBER OF UNITS OUTSTANDING (61,928)                  $0.23             $0.38            $0.19            $0.07
                                                  ===============   ===============  ===============  ===============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


- ---------------------------------------------------
          STATEMENT OF PARTNERS' EQUITY
                    (DEFICIT)
- ---------------------------------------------------
                   (UNAUDITED)


                              LIMITED           GENERAL
                             PARTNERS          PARTNERS           TOTAL
                          ----------------  ----------------  --------------

BALANCE, JANUARY 1, 1996         $758,584          ($25,546)       $733,038
DISTRIBUTION TO PARTNERS         (400,000)                0        (400,000)
NET INCOME                         23,280               235          23,515
                          ----------------  ----------------  --------------
BALANCE, JUNE 30, 1996           $381,864          ($25,311)       $356,553
                          ================  ================  ==============





                              LIMITED           GENERAL
                             PARTNERS          PARTNERS           TOTAL
                          ----------------  ----------------  --------------

BALANCE, JANUARY 1, 1995       $1,183,515          ($25,294)     $1,158,221
DISTRIBUTION TO PARTNERS         (400,000)                0       ($400,000)
NET INCOME                          4,090                41           4,131
                          ----------------  ----------------  --------------
BALANCE, JUNE 30, 1995           $787,605          ($25,253)       $762,352
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


                                                                   SIX MONTHS          SIX MONTHS
                                                                     ENDED               ENDED
                                                                    JUNE 30,            JUNE 30,
                                                                      1996                1995
                                                               -------------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                             $23,515             $4,131
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES-
     DEPRECIATION AND AMORTIZATION                                        221,856            177,701
     CHANGE IN ASSETS AND LIABILITIES:
       INCREASE IN ACCRUED AND OTHER LIABILITIES                           54,540             51,391
       INCREASE IN ESCROWS AND OTHER ASSETS, NET                          (53,268)           (77,274)
                                                               -------------------  -----------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                       246,643            155,949
                                                               -------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    ADDITIONS TO RENTAL PROPERTIES                                        (26,640)           (18,228)
                                                               -------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    REPAYMENT OF MORTGAGE LOANS                                           (40,847)           (37,159)
    DISTRIBUTION TO PARTNERS                                             (400,000)          (400,000)
                                                               -------------------  -----------------

          NET CASH USED IN FINANCING ACTIVITIES                          (440,847)          (437,159)
                                                               -------------------  -----------------

NET DECREASE IN CASH AND CASH INVESTMENTS                                (220,844)          (299,438)
CASH AND CASH INVESTMENTS, BEGINNING OF YEAR                              727,160            878,968
                                                               -------------------  -----------------
CASH AND CASH INVESTMENTS, JUNE 30                                       $506,316           $579,530
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

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of June 30, 1996, results of operations for the three months and six months ended June 30, 1996 and 1995 and cash flow for the six months ended June 30, 1996 and 1995.

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

BASS INCOME PLUS FUND LIMITED PARTNERSHIP

     Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during the six-month period ending June 30, 1996 as follows:

              Management fee of 5% of gross revenues                  $53,470
              Reimbursed maintenance salaries and benefits             38,534
              Reimbursed  property manager salaries and benefits       44,644
                                                                     $136,648

     The Partnership receives from an affiliated partnership an agreed-upon amount each year for the use of its pool and clubhouse located on the Partnership's property. The Partnership has recorded as other operating income $6,816 for the six months ended June 30, 1996, under the terms of this agreement.

     The general partners and certain of their affiliates also perform, without cost to the Partnership, day-to-day investment, management and administrative functions of the Partnership.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, partners' equity was $356,553 or 3% of total assets and cash and cash reserves amounted to $506,316. The Partnership had accrued liabilities of $80,569 that consisted of 1996 property taxes of $60,918, management fees due to an affiliate of $8,827, trade accounts payable of $7,947 and resident prepaid rent of $2,877.

     Net cash provided by operations totaled $246,643 for the six months ended June 30, 1996. This is compared to net cash provided by operations of $155,949 for the corresponding period in 1995. The Partnership had three 9.5% mortgage loans in the amount of $8,983,487 outstanding at June 30, 1996. Principal payments of $40,847 were made during the six month period ended June 30, 1996 on the amortizing mortgage loans.

     The 1996 operating plan and budget projects a net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $55,000 at Arrowood Crossing, $140,000 at The Chase, and $70,000 at Sabal Point II. The budget assumes that the Partnership will achieve occupancy rates equivalent to 97% at Arrowood Crossing, 97% at The Chase and 96% at Sabal Point II. For the six months ended June 30, 1996, actual combined average economic occupancy was 99% and actual net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $177,884. Rents have been increased 5% over rates charged in 1995 to offset any normal increase in operating expenses. Capital expenditures of $27,000, $28,000 and $18,000 are budgeted for Arrowood Crossing, The Chase and Sabal Point II, respectively, and include mainly selected carpet and vinyl replacements. As of June 30, 1996, actual capital expenditures and additions to rental properties have totaled $16,604, $10,362 and $15,684 respectively. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements, rebuild cash reserves and provided distributions to partners. Funds totaling $400,000 provided by cash reserves and 1995 operational net cash flow were distributed to limited partners in April 1996. The next available distribution to partners is scheduled for the first quarter of 1997 with the amount being dependent upon 1996 operating results.

RESULTS OF OPERATIONS

     The following discussion relates to the Partnership's operation of Arrowood Crossing, The Chase and Sabal Point II for the three months and six months ended June 30, 1996 and 1995.

     Results of operations for the three months ended June 30, 1996 reflect an average economic occupancy of 98% compared to 96% for the corresponding period in 1995. A second quarter comparison of 1996 and 1995 reflects higher rental income of $36,050 during 1996 due to rents being increased 5% over rates charged in 1995. Other operating income was higher by $3,354. Overall, total income for the second quarter ended June 30, 1996 was $45,160 higher than the corresponding period in 1995.

     Operating expenses were $296,908 for the three months ended June 30, 1996, compared to $245,217 for the corresponding period in 1995 which reflects a variance of $51,691. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were higher by $4,774. Utilities were higher by $1,359 due to resident usage. Depreciation and amortization were higher by $48,808. An adjustment to depreciation was recorded in the second quarter of 1995. Other operating expenses were higher by $3,899 due to the write-off of uncollected rental income.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP

     After interest expense of $213,686 and nonoperating expenses (partnership expenses and nonrecurring replacement costs) of $23,535, partnership operations recognized a net income of $14,110 for the three months ended June 30, 1996. This is compared to a net income of $12,112 for the corresponding period in 1995.

   Overall the Partnership recognized a net increase in total revenues of $73,332 (due to rents being increased 5% over rates charged in 1995) and a net increase in total operating expenses of $60,899 (due mainly to a 1995 adjustment in depreciation and amortization) for the six months ended June 30, 1996 compared to the corresponding period in 1995. After interest expense of $427,855 and other operating expenses of $38,709 (partnership expenses and nonrecurring replacement costs) the Partnership had a net income of $23,515 for the six months ended June 30, 1996. This is compared to a net income of $4,131 for the corresponding period in 1995.



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

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


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



BASS INCOME PLUS FUND LIMITED PARTNERSHIP

    By:   Marion Bass Real Estate Group, Inc. as Managing General Partner


    By:   Marion F. Bass, President

    Date: August 1, 1996

    By:   Robert J. Brietz, Executive Vice President

    Date: August 1, 1996