Form 10-Q
period 1996-09-30
BASS INCOME PLUS FUND LIMITED PARTNERSHIP
filed 1996-11-14
CIK 810368

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended................................September 30, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from............................to....................
Commission file number   0-17685


                    BASS INCOME PLUS FUND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of partnership as specified in its charter)


          North Carolina                                 56-1544869
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


                 4000 Park Road Charlotte, North Carolina              28209
--------------------------------------------------------------------------------
                 (Address of principal executive office)            (Zip Code)


Partnership's telephone number, including area code:  (704) 523-9407
                                                      ---------------

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

              Condensed Balance Sheet
                 as of September 30, 1996
                 (Unaudited)                                                              3

              Condensed  Statement  of Income Three months and nine months ended
                 September 30, 1996 and 1995
                 (Unaudited)                                                              4

              Statement of Partners' Equity (Deficit)                                     5
                (Unaudited)

              Condensed Statement of Cash Flows
                 Nine months ended September 30, 1996 and 1995
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

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


---------------------------------------------------------------
                   CONDENSED BALANCE SHEET
---------------------------------------------------------------


                                                                 September 30,        December 31,
                                                                      1996                1995
                                                               -------------------  -----------------
                            ASSETS                                (Unaudited)
                           -------

RENTAL PROPERTIES, at cost:
  Land                                                                 $1,206,000         $1,206,000
  Buildings                                                             9,729,194          9,729,194
  Furnishings and fixtures                                                980,596            942,021
  Accumulated depreciation                                             (3,290,618)        (2,972,138)
                                                               -------------------  -----------------
                                                                        8,625,172          8,905,077

CASH AND CASH INVESTMENTS                                                 568,002            727,160
RESTRICTED ESCROW DEPOSITS                                                 49,210             52,897
DEFERRED COSTS AND OTHER ASSETS, net                                      230,379            137,277
                                                               -------------------  -----------------
     Total assets                                                      $9,472,763         $9,822,411
                                                               ===================  =================


          LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
       -----------------------------------------------

MORTGAGE LOANS PAYABLE                                                 $8,962,328         $9,024,334
SECURITY DEPOSITS                                                          34,180             39,010
ACCRUED LIABILITIES                                                       123,732             26,029
                                                               -------------------  -----------------
     Total liabilities                                                  9,120,240          9,089,373
                                                               -------------------  -----------------

PARTNERS' EQUITY (DEFICIT):
  Limited partners' interest                                              377,874            758,584
  General partners' deficit                                               (25,351)           (25,546)
                                                               -------------------  -----------------
     Total partners' equity                                               352,523            733,038
                                                               -------------------  -----------------
     Total liabilities and partners' equity                            $9,472,763         $9,822,411
                                                               ===================  =================





                 The accompanying notes are an integral part of
                            the financial statements.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


-------------------------------------------------------------------------
                      CONDENSED STATEMENT OF INCOME
-------------------------------------------------------------------------
                               (Unaudited)



                                                            Three months      Nine months      Three months     Nine months
                                                               ended             ended            ended            ended
                                                           September 30,     September 30,    September 30,    September 30,
                                                                1996              1996             1995             1995
                                                           ---------------   ---------------  ---------------  ---------------
REVENUE:
  Rental income                                                  $527,360        $1,553,357         $501,432       $1,465,205
  Interest income                                                   8,274            23,825            3,804           10,344
  Other operating income                                           21,451            70,725           28,645           75,822
                                                           ---------------   ---------------  ---------------  ---------------
                                                                  557,085         1,647,907          533,881        1,551,371
                                                           ---------------   ---------------  ---------------  ---------------

OPERATING EXPENSES:
  Fees and expenses to affiliates                                  67,863           204,511           63,517          191,779
  Property taxes and insurance                                     34,737           104,211           34,079          102,238
  Utilities                                                        30,145            89,827           29,271           83,544
  Repairs and maintenance                                          42,831           118,380           41,871          120,762
  Advertising                                                      11,426            31,505           12,386           39,531
  Depreciation and amortization                                   109,188           331,044          114,453          292,154
  Other                                                            (2,159)           15,296            3,030            8,443
                                                           ---------------   ---------------  ---------------  ---------------
                                                                  294,031           894,774          298,607          838,451

INTEREST EXPENSE                                                  213,191           641,046          215,102          646,645
NONOPERATING EXPENSES                                              53,893            92,602           12,427           54,399
                                                                             ---------------  ---------------  ---------------
                                                           ---------------
    Total expenses                                                561,115         1,628,422          526,136        1,539,495
                                                           ---------------   ---------------  ---------------  ---------------
NET INCOME (LOSS)                                                 ($4,030)          $19,485           $7,745          $11,876
                                                           ===============   ===============  ===============  ===============

NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS                      ($40)             $195              $77             $119
                                                           ===============   ===============  ===============  ===============

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS                   ($3,990)          $19,290           $7,668          $11,757
                                                           ===============   ===============  ===============  ===============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT,  based
  on number of units outstanding (61,928)                          ($0.06)            $0.31            $0.12            $0.19
                                                           ===============   ===============  ===============  ===============




                     The accompanying notes are an integral
                       part of the financial statements.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


---------------------------------------------------
          STATEMENT OF PARTNERS' EQUITY

                    (DEFICIT)
---------------------------------------------------
                   (Unaudited)




                                                       Limited           General
                                                      Partners          Partners           Total
                                                   ----------------  ----------------  --------------
Balance, January 1, 1996                                  $758,584          ($25,546)       $733,038
Distribution to partners                                  (400,000)                0        (400,000)
Net income                                                  19,290               195          19,485
                                                   ----------------  ----------------  --------------
Balance, September 30, 1996                               $377,874          ($25,351)       $352,523
                                                   ================  ================  ==============






                                                       Limited           General

                                                      Partners          Partners           Total
                                                   ----------------  ----------------  --------------

Balance, January 1, 1995                                $1,183,515          ($25,294)     $1,158,221

Distribution to partners                                  (400,000)                0       ($400,000)
Net income                                                  11,757               119          11,876
                                                   ----------------  ----------------  --------------
Balance, September 30, 1995                               $795,272          ($25,175)       $770,097
                                                   ================  ================  ==============



                               The accompanying notes are an integral
                                  part of the financial statements.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


---------------------------------------------------------------
              CONDENSED STATEMENT OF CASH FLOWS
---------------------------------------------------------------
                         (Unaudited)



                                                                  Nine months         Nine months
                                                                     ended               ended
                                                                 September 30,       September 30,
                                                                      1996                1995
                                                               -------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $19,485            $11,876
   Adjustments to reconcile net loss to net
    cash provided by (used in)  operating activities-
     Depreciation and amortization                                        331,044            292,154
     Change in assets and liabilities:
       Increase in accrued and other liabilities                           97,703             91,678
       Increase in escrows and other assets, net                         (106,809)          (118,025)
                                                               -------------------  -----------------

          Net cash provided by operating activities                       341,423            277,683
                                                               -------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to rental properties                                        (38,575)           (40,666)
                                                               -------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgage loans                                           (62,006)           (56,408)
    Distribution to partners                                             (400,000)          (400,000)
                                                               -------------------  -----------------

          Net cash used in financing activities                          (462,006)          (456,408)
                                                               -------------------  -----------------

NET DECREASE IN CASH AND CASH INVESTMENTS                                (159,158)          (219,391)
CASH AND CASH INVESTMENTS, beginning of year                              727,160            878,968
                                                               -------------------  -----------------
CASH AND CASH INVESTMENTS, September 30                                  $568,002           $659,577
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

      In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 1996, results of operations for the three months and nine months ended September 30, 1996 and 1995 and cash flow for the nine months ended September 30, 1996 and 1995.

3.  RENTAL PROPERTIES

      The rental properties consist of three residential apartment complexes:
Arrowood Crossing, The Chase and Sabal Point II. All were constructed by an affiliate of the general partners and contain 80, 120 and 88 rental units, respectively. The complexes are located on three plots of land purchased in 1988 from the managing general partner or an affiliate of the general partners.

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

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


      Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during the nine-month period ending September 30, 1996 as follows:

              Management fee of 5% of gross revenues                     $80,845
              Reimbursed maintenance salaries and benefits                60,014
              Reimbursed  property manager salaries and benefits          63,652
                                                                        $204,511

      The Partnership receives from an affiliated partnership an agreed-upon amount each year for the use of its pool and clubhouse located on the Partnership's property. The Partnership has recorded as other operating income $10,224 for the nine months ended September 30, 1996, under the terms of this agreement.

      The general partners and certain of their affiliates also perform, without cost to the Partnership, day-to-day investment, management and administrative functions of the Partnership.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      At September 30, 1996, partners' equity was $352,523 or 3% of total assets and cash and cash reserves amounted to $568,002. The Partnership had accrued liabilities of $123,732 that consisted of 1996 property taxes of $91,377, management fees due to an affiliate of $8,892, trade accounts payable of $15,704 and resident prepaid rent of $7,759.

      Net cash provided by operations totaled $341,423 for the nine months ended September 30, 1996. This is compared to net cash provided by operations of $277,683 for the corresponding period in 1995. The Partnership had three 9.5% mortgage loans in the amount of $8,962,328 outstanding at September 30, 1996. Principal payments of $62,006 were made during the nine month period ended September 30, 1996 on the amortizing mortgage loans.

      The 1996 operating plan and budget projects a net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $55,000 at Arrowood Crossing, $140,000 at The Chase, and $70,000 at Sabal Point II. The budget assumes that the Partnership will achieve occupancy rates equivalent to 97% at Arrowood Crossing, 97% at The Chase and 96% at Sabal Point II. For the nine months ended September 30, 1996, actual combined average economic occupancy was 99% and actual net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $249,948. Rents have been increased 5% over rates charged in 1995 to offset any normal increase in operating expenses. Capital expenditures of $27,000, $28,000 and $18,000 are budgeted for Arrowood Crossing, The Chase and Sabal Point II, respectively, and include mainly selected carpet and vinyl replacements. As of September 30, 1996, actual capital expenditures and additions to rental properties have totaled $25,599, $57,479 and $20,669 respectively. Actual capital expenditures for The Chase were $29,479 higher than projected due to the exterior painting of all buildings. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements, rebuild cash reserves and provided distributions to partners. Funds totaling $400,000 provided by cash reserves and 1995 operational net cash flow were distributed to limited partners in April 1996. The next available distribution to partners is scheduled for the first quarter of 1997 with the amount being dependent upon 1996 operating results.

Results of Operations

      The following discussion relates to the Partnership's operation of Arrowood Crossing, The Chase and Sabal Point II for the three months and nine months ended September 30, 1996 and 1995.

      Results of operations for the three months ended September 30, 1996 reflect an average economic occupancy of 99% compared to 96% for the corresponding period in 1995. A third quarter comparison of 1996 and 1995 reflects higher rental income of $25,928 during 1996 due to rents being increased 5% over rates charged in 1995. Other operating income was lower by $7,194 due to earning less lease-breaking fees and cleaning and damage fees. Overall, total income for the third quarter ended September 30, 1996 was $23,204 higher than the corresponding period in 1995.

      Operating expenses were $294,031 for the three months ended September 30, 1996, compared to $298,607 for the corresponding period in 1995 which reflects a variance of $4,576. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were higher by $4,346. Property taxes and insurance were higher by $658 due to increased rates. Utilities were higher by $874 due to resident usage. Repairs and maintenance were higher by $960 due to normal recurring repairs. Other operating expenses were lower by $5,189 due to the collection of previously written-off bad debt.

      After interest expense of $213,191 and nonoperating expenses (partnership expenses and nonrecurring replacement costs) of $53,893 (which includes $37,025 for painting the exterior of The Chase), partnership operations recognized a net loss of $4,030 for the three months ended September 30, 1996. This is compared to a net income of $7,745 for the corresponding period in 1995.

      Overall the Partnership recognized a net increase in total revenues of $96,536 (due to rents being increased 5% over rates charged in 1995) and a net increase in total operating expenses of $56,323 (due mainly to a 1995 adjustment in depreciation and amortization) for the nine months ended September 30, 1996 compared to the corresponding period in 1995. After interest expense of $641,046 and other operating expenses of $92,602 (partnership expenses and nonrecurring replacement costs) the Partnership had a net income of $19,485 for the nine months ended September 30, 1996. This is compared to a net income of $11,876 for the corresponding period in 1995.



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



BASS INCOME PLUS FUND LIMITED PARTNERSHIP

    By:   Marion Bass Real Estate Group, Inc. as Managing General Partner


    By:   Marion F. Bass, President

    Date: November 1, 1996

    By:   Robert J. Brietz, Executive Vice President

    Date: November 1, 1996