Form 10-K
period 1996-12-31
BASS INCOME PLUS FUND LIMITED PARTNERSHIP
filed 1997-03-31
CIK 810368

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
(Mark One)
    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

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

    On May 5, 1988, the offering was amended to disclose the Registrant's decision not to construct the Mallard Creek Project, to divide the Sabal Park project into two separate phases, and to extend the offering beyond May 6, 1988. The Registrant extended the offering period beyond the original expiration date of May 6, 1988 to December 31, 1988 to permit MBSC additional time to soli- cit subscriptions for the amount of the offering necessary to fund the construction of Phase I and Phase II of Sabal Park. At the original expiration date, the Registrant had subscriptions for an additional 3642 Income Units and 2428 Growth Units, representing $607,000 in capital contributions, but said amount was refunded to subscribers because confirmations to subscribe to the offering as extended were not received prior to the original expiration date.

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

    On December 27, 1989, The Variable Annuity Life Insurance Company of Houston, Texas made permanent loans to the Registrant collateralized by the Registrant's properties as follows:

    Arrowood Crossing Apartments       $2,625,000
    The Chase Apartments               $3,100,000
    Sabal Point II Apartments          $3,565,000
                                       ----------
                                       $9,290,000

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

         Two of the Registrant's properties, Arrowood Crossing and Sabal Point II, adjoin apartment complexes owned by Bass Real Estate Fund-III and Bass Real Estate Fund-II. In order to achieve greater economies of scale, Marion Bass Properties, Inc., the property manager for the Registrant and the other owners, has combined the management and leasing operations for all of the adjoining complexes. Under this arrangement, the expenses are allocated on a per unit basis except for those costs that can be directly attributed to a single complex. When leasing units, the property manager shows available units in different complexes and the tenant chooses the unit that he desires. The occupancy on December 31, 1996 for Arrowood Crossing was 92% and the adjoining complex was 97%. The occupancy on December 31, 1996 for Sabal Point II was 98% and the adjoining complexes were 95% and 91%.

     As of December 31, 1996, the Registrant did not directly employ any persons in a full-time position. Certain employees of the Managing General Partner and affiliates performed services for the Registrant during the year.

Item 2 - Properties.

    Arrowood Property.

     As described above, the Registrant acquired and constructed an 80 unit residential apartment community known as Arrowood Crossing. Arrowood Crossing consists of 8 buildings together with clubhouse and year-round swimming pool. All buildings are slab on grade, woodframe and vinyl siding. Construction was completed in October, 1988 with rental of the premises beginning in August, 1988. At December 31, 1996, 92% of the apartment units were occupied. The types of units and monthly rentals are:


============ ============================== ============= ============= =============== ==============

   Units              Description               Size          1994           1995        1996 Rental
                                             (sq. ft.)       Rental         Rental
============ ============================== ============= ============= =============== ==============

    20           one bedroom/one bath                773         $ 510         $   530        $   560
============ ------------------------------ ------------- ------------- --------------- ==============

    52           two bedroom/two bath                989           630             645            665
============ ------------------------------ ------------- ------------- --------------- ==============

     8          three bedroom/two bath             1,152           700             730            750
============ ============================== ============= ============= =============== ==============

    80                                            76,104       $48,560         $49,980        $51,780
============ ============================== ============= ============= =============== ==============

    Monroe Property.

    As described above, the Registrant acquired and constructed an 120 unit residential apartment community known as The Chase. The Chase consists of 11 buildings together with clubhouse. All buildings are slab on grade, woodframe and vinyl siding. Construction was completed in October, 1988 with rental of the premises beginning in August, 1988. At December 31, 1996, 99% of the apartment units were occupied. The types of units and monthly rentals are:

============ ============================= ============== =============== ================ ===============

   Units             Description               Size            1994            1995             1996
                                             (sq. ft.)        Rental          Rental           Rental
============ ============================= ============== =============== ================ ===============

    40           one bedroom/one bath                670           $465-            $480-            $500
                                                                     475              495
============ ----------------------------- -------------- --------------- ---------------- ===============

    64           two bedroom/two bath                870            550-             570-             595
                                                                     560              585
============ ----------------------------- -------------- --------------- ---------------- ===============

    16          three bedroom/two bath             1,127             660              670             695
============ ============================= ============== =============== ================ ===============

    120                                          100,512         $64,680          $66,520         $69,200
============ ============================= ============== =============== ================ ===============



    Sabal Point II Property.

    As described above, the Registrant acquired and constructed an 88 unit residential apartment community formerly known as Sabal Park Phase I, now known as Sabal Point II. Sabal Point II consists of 4 buildings together with clubhouse. All buildings are slab on grade woodframe and vinyl siding. Construction was completed in July, 1989 with occupancy of the premises beginning in May, 1989. Construction of a swimming pool and clubhouse was completed in April, 1990. At December 31, 1996, 98% of the apartment units were occupied. The types of units and expected monthly rentals are:


=========== ============================= ============== ================ =============== ================

  Units             Description               Size            1994             1995            1996
                                            (sq. ft.)        Rental           Rental          Rental
=========== ============================= ============== ================ =============== ================


    2         two bedroom/two bath Deluxe         1,009             $620            $625             $680
=========== ----------------------------- -------------- ---------------- --------------- ================

    46          two bedroom/two bath                                 570-            650-             670-
                                                  1,009              610             660              680
=========== ----------------------------- -------------- ---------------- --------------- ================

    40         three bedroom/two bath             1,203              730            725-             740-
                                                                                     750              780
=========== ============================= ============== ================ =============== ================

    88                                           96,552          $58,000         $61,195          $63,480
=========== ============================= ============== ================ =============== ================

Item 3 - Legal Proceedings.

    No legal proceedings were initiated or terminated during the fiscal year covered by this report.

Item 4 - Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of the holders of Units during the fourth quarter of the fiscal year ended December 31, 1996.

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

    As of December 31, 1996, 61,928 Growth Units were outstanding, held of record by 1,106 persons.

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

     Since the Income Units were redeemed on December 28, 1989, future distributions will be made to Unitholders holding Growth Units. The Registrant made the following distributions to Unitholders who held Units on the record date for such distribution:


===================== =================== ====================== ======================= ===========================
                                                                                               Average Amount
                            Payment        No. of Income Units        Total Amount         Distributed per Income
    Record Date              Date             Outstanding             Distributed                 Unit
===================== =================== ====================== ======================= ===========================
      12/31/87             1/12/88                       26,112                $130,560                       $5.00
===================== ------------------- ---------------------- ----------------------- ===========================
      6/30/88              7/15/88                       61,392                 351,850                        5.73
===================== ------------------- ---------------------- ----------------------- ===========================
      12/31/88             1/12/89                       92,892                 475,575                        5.12
===================== ------------------- ---------------------- ----------------------- ===========================
      6/30/89              7/15/89                       92,892                 580,575                        6.25
===================== =================== ====================== ======================= ===========================
      12/28/89             12/28/89                      92,892                 574,124                        6.18
===================== =================== ====================== ======================= ===========================

===================== =================== ====================== ======================= ===========================
                                           No. of Growth                                       Average Amount
                           Payment              Units                Total Amount         Distributed per Growth
    Record Date              Date            Outstanding              Distributed                   Unit
==================== =================== ====================== =======================  ===========================
                           3/16/90                       61,928                $ 23,541                       $0.38
===================== ------------------- ---------------------- ----------------------- ===========================
      6/30/90              7/20/90                       61,928                  50,000                        0.80
===================== ------------------- ---------------------- ----------------------- ===========================
      12/31/90             2/06/91                       61,928                  50,000                        0.80
===================== ------------------- ---------------------- ----------------------- ===========================
      12/31/92             3/15/93                       61,928                  60,000                        0.97
===================== ------------------- ---------------------- ----------------------- ===========================
      12/31/93             2/24/94                       61,928                  90,000                        1.45
===================== ------------------- ---------------------- ----------------------- ===========================
      12/31/94             1/15/95                       61,928                 400,000                        6.46
===================== =================== ====================== ======================= ===========================
      12/31/95             4/01/96                       61,928                 400,000                        6.46
===================== =================== ====================== ======================= ===========================

The distribution to Growth Unitholders as of December 31, 1995 was declared by the General Partners in February, 1996 was paid primarily from cash reserves in April, 1996. Future distributions may include amounts held as reserves, that amounted to approximately $654,810 as of December 31, 1996. However, once those reserves are distributed to limited partners, future distributions will be made only out of net cash flow.

Item 6 - Selected Financial Data.

===================== ------------------ ------------------ ------------------ ------------------ ==================

                          Fiscal Year       Fiscal Year         Fiscal Year        Fiscal year      Fiscal Year
                             Ended        Ended 12/31/95     Ended 12/31/94     Ended 12/31/93     Ended 12/31/92
                           12/31/96
===================== ------------------ ------------------ ------------------ ------------------ ==================

Revenues                $ 2,200,275        $ 2,080,642          $ 1,996,769        $ 1,836,787     $ 1,725,250
===================== ------------------ ------------------ ------------------ ------------------ ==================

Net Income (Loss)            45,505            (25,183)            (164,732)          (306,827)       (370,800)

===================== ------------------ ------------------ ------------------ ------------------ ==================

Net Income
(loss) per Unit
(1) Growth
Unitholders           (1)      .73       (1)   (.40)        (1)  (2.63)        (1)  (4.91)        (1) (5.93)
(2) Income
Unitholders           (2)      N/A       (2)    N/A         (2)   N/A          (2)    N/A         (2)   N/A
===================== ------------------ ------------------ ------------------ ------------------ ==================

Total Assets              9,377,651          9,822,411          10,316,798         10,733,405       11,166,832
===================== ------------------ ------------------ ------------------ ------------------ ==================

Mortgage Loans            8,940,661          9,024,334         9,100,453            9,175,179        9,237,679
Payable
===================== ================== ================== ================== ================== ==================

Cash
Distributions
per Unit
(1) Growth            (1)       6.46     (1)      6.46      (1)     1.45       (1)       .97      (1)     0.00
Unitholders
(2) Income            (2)     N/A        (2)     N/A        (2)   N/A          (2)    N/A         (2)   N/A
Unitholders
===================== ================== ================== ================== ================== ==================

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

Liquidity and Capital Resources.

         At December 31, 1996, partners' equity was $378,543 or 4% of total assets and liquid assets amounted to $654,810. The decrease in cash of $72,350 was due to a net cash flow from operations of $474,084 less capital replacements of $62,761, mortgage debt reduction of $83,673 and a distribution to partners of $400,000. The Registrant had accrued liabilities of $26,052 which consisted of management fees due to an affiliate of $8,852, trade account payables of $16,321 and tenant prepaid rent of $879.

         Net cash flow from operations before property additions, payments on mortgage principal, and distributions to partners totaled $474,084 in 1996, $384,168 in 1995, and $233,130 in 1994. The Registrant had three 9.5% amortizing mortgage notes in the amount of $8,940,661 outstanding at December 31, 1996. Principal payments of $83,673, $76,119 and $74,726 were made in 1996, 1995 and 1994, respectively.

         During 1996 the Charlotte market continued to witness increased activity in the construction of multi-family residential apartment complexes. With the addition of these new units, some properties have begun offering rental concessions or other discounts to obtain tenants. Should this trend affect the Registrant's operations during 1997, then certain marketing strategies will be implemented in order to minimize any potential reduction in occupancy.

         The 1997 operating plan and budget projects cash flow from operations of $42,000 at Arrowood Crossing, $220,000 at The Chase and $135,000 at Sabal Point II. The budget assumes that the Registrant will achieve occupancy rates equivalent to 95% at Arrowood Crossing, 98% at The Chase and 95% at Sabal Point
II. Rents have been increased 3% over rates charged in 1996 to offset normal increases in operating expenses. Capital replacements of $74,000, $30,000 and $32,000 are budgeted for Arrowood Crossing, The Chase and Sabal Point II, respectively. Based upon these estimates, the Registrant believes that each cash flow from operations will be sufficient to meet cash requirements and provide distributions to limited partners.

Results of Operations.

         The results from operations for the year 1996 reflect an increase in total revenues of $119,633 due to maintaining a combined average occupancy of 98% and increasing rents an average of 3% to 5%. Rental income was $2,076,656 in 1996 compared to $1,970,005 in 1995, a difference of $106,651. Other operating income was $90,466 in 1996 compared to $95,444, in 1995, reflecting a decrease of $4,978. Operating expenses (excluding depreciation and amortization) increased $48,275. The increase of $13,019 in fees and expenses to affiliates was due to management fees based on total revenues collected and higher costs associated with on-site personnel. Property taxes and insurance were higher in 1996 by $5,522 due to rate increases. Utilities increased $7,615 due to higher utility rates and resident usage. Repairs and maintenance increased $25,946 due to the scheduled replacement of carpeting and appliances and painting the exterior of The Chase Apartments. Advertising was higher by $4,075 and included the purchase of brochures, magazine ads and tenant concessions. Other expenses decreased $7,902 which included general administrative costs and tenant bad debts.

         After interest expense of $853,731 and other nonoperating expenses of $52,207 the Registrant realized net income of $45,505. This is compared to net losses of $25,183 and $164,732 in 1995 and 1994, respectively. Before recognizing the expense of depreciation and amortization, the 1996 operating plan and budget had forecasted and combined net income of $410,000. This is compared to an actual net income before depreciation and amortization of $488,403.

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

    None.

Item 10 - Directors and Executive Officers of the Registrant.


    The Registrant has no directors or executive officers. Information as to the directors and executive officers of the Managing General Partner is as follows:

                                 Information about Directors
     Name                          and Executive Officers

Marion F. Bass               Director, President, Chief Executive
                             Officer, and Treasurer of the
                             Managing General Partner since 1977.
                             He is 57 years old.

Robert J. Brietz             Executive Vice President of the
                             Managing General Partner since
                             October, 1988.  Director and
                             Secretary of the Managing General
                             Partner since March, 1989.
                             Executive Vice President of Marion
                             Bass Securities Corporation since
                             November, 1986.  Senior Vice
                             President with Interstate Securities
                             Corporation for the period from 1978
                             to October, 1986.  He is 53 years
                             old.


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

Item 11 - Executive Compensation.

     During the fiscal year ended December 31, 1996, the Registrant paid no compensation to the executive officers or directors of the Managing General Partner or to either of the General Partners. See Item 13 "Certain Relationships and Related Transactions" for a discussion of amounts paid or which may be paid to the General Partners and certain affiliates of the General Partners after December 31, 1996.

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management.

    As of March 15, 1997, no persons known to the Registrant have beneficial ownership of more than 5% of the Units.

    None of the directors and officers of the Managing General Partner owned any Units of the Registrant at March 15, 1997.

Item 13 - Certain Relationships and Related Transactions.

     The Registrant has and will engage in transactions with various corporations within the Marion Bass Companies. The General Partners and their affiliates received fees and expenses as follows:

                                         ================= ================= =================

                                               1996              1995              1994
======================================== ================= ================= =================

Management fee of 5% of gross revenues           $107,467         $ 101,745          $ 97,378
======================================== ----------------- ----------------- =================

Reimbursed maintenance salaries                    68,152            70,281            70,189
======================================== ----------------- ----------------- =================

Reimbursed property manager salaries               62,474            74,384            72,774
======================================== ----------------- ----------------- =================

Other miscellaneous reimbursements                 29,686             8,350             6,303
======================================== ================= ================= =================

Total                                            $267,779          $254,760          $246,644
======================================== ================= ================= =================



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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized on March 27, 1997.



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

     Signature                  Title                  Date


                       Director, President and      March 27, 1997
Marion F. Bass         Treasurer of Marion Bass
                       Real Estate Group, Inc.
                       (Principal Executive
                       Officer)


                       Director, Executive Vice     March 27, 1997
Robert J. Brietz       President and Secretary
                       of Marion Bass Real
                       Estate Group, Inc.
                       (Principal Financial and
                       Accounting Officer)

                                   APPENDIX A

                    BASS INCOME PLUS FUND LIMITED PARTNERSHIP

                       FINANCIAL STATEMENTS AND SCHEDULES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994




                         C O N T E N T S


                                                           Page

FINANCIAL STATEMENTS:

    Report of Independent Public Accountants                  1

    Balance Sheets - December 31, 1996 and 1995               2

    Statements of Operations - For the Years ended
      December 31, 1996, 1995 and 1994                        3
    Statements of Changes in Partners' Equity
      (Deficit) - For the Years ended
      December 31, 1996, 1995 and 1994                        4

    Statements of Cash Flows - For the Years ended
      December 31, 1996, 1995 and 1994                        5

    Notes to Financial Statements                            6-9

FINANCIAL STATEMENT SCHEDULES:

    Schedule III-Real Estate and Accumulated Depreciation -
      December 31, 1996                                      10

                    BASS INCOME PLUS FUND LIMITED PARTNERSHIP


           FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996, 1995 AND 1994
             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Bass Income Plus Fund Limited Partnership:


We have audited the accompanying balance sheets of Bass Income Plus Fund Limited Partnership (a North Carolina limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the managing general partner (see Note 4). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bass Income Plus Fund Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


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



                                              Arthur Andersen & Co. SC

Charlotte, North Carolina,
    February 21, 1997.

                    BASS INCOME PLUS FUND LIMITED PARTNERSHIP

                  BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995



                                     ASSETS                                             1996             1995
RENTAL PROPERTIES, at cost:
    Land                                                                              $  1,206,000     $  1,206,000
    Buildings                                                                            9,729,194        9,729,194
    Furnishings and fixtures                                                               943,528          942,021
                                                                                   ---------------   --------------
                                                                                        11,878,722       11,877,215
    Accumulated depreciation                                                            (3,337,023)      (2,972,138)
                                                                                   ---------------   --------------
                                                                                         8,541,699        8,905,077
CASH AND CASH INVESTMENTS                                                                  654,810          727,160
RESTRICTED ESCROW DEPOSITS                                                                  38,280           52,897
DEFERRED COSTS, net                                                                         46,961           63,720
OTHER ASSETS                                                                                95,901           73,557
                 Total assets                                                      ===============   ==============
                                                                                      $  9,377,651     $  9,822,411

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
MORTGAGE LOANS PAYABLE                                                                $  8,940,661     $  9,024,334
SECURITY DEPOSITS                                                                           32,395           39,010
ACCRUED LIABILITIES                                                                         26,052           26,029
                 Total liabilities                                                 ---------------   --------------
                                                                                         8,999,108        9,089,373
PARTNERS' EQUITY (DEFICIT):
    Limited partners'                                                             403,634          758,584
    General partners'                                                              (25,091)         (25,546)
                 Total partners' equity                                            ---------------   --------------
                                                                                           378,543          733,038
                 Total liabilities and partners' equity                            ===============   ==============
                                                                                      $  9,377,651     $  9,822,411



                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                    BASS INCOME PLUS FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994














                                                                              1996           1995            1994
REVENUES:
    Rental income                                                          $2,076,656     $1,970,005     $1,866,009
    Interest income                                                            33,153         15,193         15,608
    Other operating income                                                     90,466         95,444        115,152
                                                                        -------------  -------------  --------------
                                                                            2,200,275      2,080,642      1,996,769
OPERATING EXPENSES:
    Fees and expenses to affiliates                                           267,779        254,760        246,644
    Property taxes and insurance                                              144,136        138,614        131,332
    Utilities                                                                 103,506         95,891         92,821
    Repairs and maintenance                                                   230,454        204,508        190,938
    Advertising                                                                37,808         33,733         36,968
    Depreciation and amortization                                             442,898        449,110        508,551
    Other                                                                      22,251         30,153         44,479
                                                                        -------------  -------------  --------------
                                                                            1,248,832      1,206,769      1,251,733
MORTGAGE INTEREST EXPENSE                                                     853,731        861,285        868,158
NONOPERATING EXPENSES                                                          52,207         37,771         41,610
                 Total expenses                                         -------------  -------------  --------------
                                                                            2,154,770      2,105,825      2,161,501
NET INCOME (LOSS)                                                       =============  =============  ==============
                                                                        $      45,505    $   (25,183)    $ (164,732)
NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS (1%)                    $         455    $      (252)    $   (1,647)
NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS (99%)                   $      45,050    $   (24,931)    $ (163,085)
NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                          $         .73    $      (.40)    $    (2.63)



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                    BASS INCOME PLUS FUND LIMITED PARTNERSHIP

               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                               LIMITED       GENERAL
                                                                               PARTNERS      PARTNERS        TOTAL
PARTNERS' EQUITY (DEFICIT), December 31, 1993                                $1,436,600     $(23,647)    $1,412,953
    Cash distribution                                                           (90,000)           0        (90,000)
    Net loss                                                                   (163,085)      (1,647)      (164,732)
PARTNERS' EQUITY (DEFICIT), December 31, 1994                             -------------  -----------  -------------
                                                                              1,183,515      (25,294)     1,158,221
    Cash distribution                                                          (400,000)           0       (400,000)
    Net loss                                                                    (24,931)        (252)       (25,183)
PARTNERS' EQUITY (DEFICIT), December 31, 1995                             -------------  -----------  -------------
                                                                                758,584      (25,546)       733,038
    Cash distribution                                                          (400,000)           0       (400,000)
    Net income                                                                   45,050          455         45,505
PARTNERS' EQUITY (DEFICIT), December 31, 1996                             =============  ===========  =============
                                                                            $   403,634     $(25,091)   $   378,543



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                    BASS INCOME PLUS FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                               1996          1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                         $  45,505     $ (25,183)    $(164,732)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities-
          Depreciation and amortization                                         442,898       449,110       508,551
          Change in assets and liabilities:
              Increase (decrease) in accrued and other liabilities
                                                                                 (6,592)        6,915       (87,149)
              Increase in escrows and other assets, net                          (7,727)      (46,674)      (23,540)
                 Net cash provided by operating activities                  -----------   ------------  ------------
                                                                                474,084       384,168       233,130
CASH FLOWS FROM INVESTING ACTIVITIES - Additions to rental properties
                                                                                (62,761)      (59,857)      (45,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                                (83,673)      (76,119)      (74,726)
    Repayment of mortgage loans
    Distribution to partners                                                   (400,000)     (400,000)      (90,000)
                 Net cash used in financing activities                      -----------   ------------  ------------
                                                                               (483,673)     (476,119)     (164,726)
NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS                            (72,350)     (151,808)       23,015
CASH AND CASH INVESTMENTS, beginning of year                                    727,160       878,968       855,953
CASH AND CASH INVESTMENTS, end of year                                      ===========   ============  ============
                                                                               $654,810      $727,160    $  878,968



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                    BASS INCOME PLUS FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




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


DEFERRED COSTS


Expenses incurred in connection with the organization of the Partnership and obtaining financing have been capitalized as deferred costs. Deferred financing costs are being amortized over the terms of the loans. Organization costs were amortized using the straight-line method over five years. Amortization of organization costs and deferred financing costs is included in depreciation and amortization expense on the accompanying statements of operations.


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


The reconciliation of net income for the years ended December 31, 1996, 1995 and 1994, from a financial reporting to a tax basis are as follows:


                                                                    1996         1995          1994
Net income (loss) - Financial reporting basis                      $45,505     $(25,183)    $(164,732)
Book depreciation greater (less) than tax depreciation
                                                                     5,629       (2,989)       21,195

Other                                                               (6,811)       1,690       (16,144)
Net income (loss) - Tax basis                                     ========     ========     =========
                                                                   $44,323     $(26,482)    $(159,681)

PER UNIT AMOUNTS


Net income per limited partnership unit was determined based on the weighted average number of units outstanding during the period. The weighted average units outstanding was 61,928 for 1996, 1995 and 1994.


NEW ACCOUNTING PRONOUNCEMENT


During 1996, the Partnership adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets. Under the provisions of SFAS No. 121, recoverability of long-lived assets is to be determined based on expected future net cash flows resulting from the use of the asset. The adoption of this new accounting pronouncement did not have an impact on the Partnership's financial position or the results of its operations.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates.



2.  MORTGAGE LOANS PAYABLE:


The Partnership has three mortgage loans payable to a financial institution secured by three rental properties. Principal and interest are due monthly in payments totaling $78,117, with the remaining principal and any accrued interest due upon maturity in January 2000. Under the mortgage agreement, the Partnership is required to fund certain reserves for insurance, property taxes and capital improvement expenditures. These reserves are included in other assets on the accompanying balance sheets.


Future principal payments due on the mortgage loans are as follows:


   1997      $     83,977
   1998           100,311
   1999           110,267
   2000         8,646,106

Cash paid for interest was $853,730 in 1996, $861,285 in 1995 and $940,794 in
1994.


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


Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during 1996, 1995 and 1994 as follows:


                                                             1996          1995         1994
Management fee of 5% of gross revenues                      $107,467     $101,745     $  97,378
Reimbursed maintenance salaries                               68,152       70,281        70,189
Reimbursed property manager salaries                          62,474       74,384        72,774
Other miscellaneous reimbursements                            29,686        8,350         6,303
                                                            $267,779     $254,760      $246,644

The Partnership receives from an affiliated partnership an agreed-upon amount each year for the use of its pool and clubhouse located on the Partnership's property at Sabal Point II. The Partnership has recorded as other operating income $13,630 in 1996, $12,740 in 1995 and $11,850 in 1994, under the terms of this agreement.

The general partners and certain of their affiliates also perform, without cost to the Partnership, day-to-day investment, management and administration functions of the Partnership.

                                                                      APPENDIX A


                    BASS INCOME PLUS FUND LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1996





                                                                                                                COST CAPITALIZED
                                                                               INITIAL COST TO COMPANY            SUBSEQUENT TO
                                                                               -----------------------
                                                                                            BUILDINGS              ACQUISITION
                                                                                                                -----------------
                                                                                               AND                          CARRYING
                    DESCRIPTION                          ENCUMBRANCES         LAND         IMPROVEMENTS  IMPROVEMENTS         COSTS
Arrowood Crossing, a residential apartment complex,
    Charlotte, North Carolina                               $2,526,282      $   375,102         $0        $  2,916,970          $0
The Chase, a residential apartment complex, Monroe,
    North Carolina                                           2,983,431          367,906          0           4,042,584           0
Sabal Point II, a residential apartment complex,
    Pineville, North Carolina                                3,430,948          462,992          0           3,713,168           0
                 Total                                 ===============   =============== ==========      =============      =======
                                                            $8,940,661       $1,206,000         $0         $10,672,722          $0

                                                         GROSS AMOUNT WHICH CARRIED AT                              ESTIMATED USEFUL
                                                        END OF PERIOD (NOTES 1, 3 AND 4)                                  LIVES
                                                        -------------------------------                             ----------------
                                                                BUILDINGS                 ACCUMULATED                   BUILDINGS
                                                                   AND                   DEPRECIATION  DATE     DATE       AND
                    DESCRIPTION                       LAND     IMPROVEMENTS    TOTAL       (NOTE 2)  ACQUIRED COMPLETED IMPROVEMENTS
Arrowood Crossing, a residential apartment complex,
    Charlotte, North Carolina                       $  375,102  $ 2,916,970 $  3,292,072  $  (896,113)   8/87    11/88     Note 2
The Chase, a residential apartment complex, Monroe,
    North Carolina                                     367,906    4,042,584    4,410,490   (1,304,052)   1/88    11/88     Note 2
Sabal Point II, a residential apartment complex,
    Pineville, North Carolina                          462,992    3,713,168    4,176,160   (1,136,858)  10/88    7/89      Note 2
                 Total                              ==========  ===========  ===========  ===========
                                                    $1,206,000  $10,672,722  $11,878,722  $(3,337,023)

Note 1:

                                                         1996            1995             1994
      Rental properties, at cost-
          Balance at beginning of period              $11,877,215     $11,861,097      $11,852,647
          Improvements                                     62,761          59,857           45,389
          Disposals                                       (61,254)        (43,739)         (36,939)
          Balance at end of period                    $11,878,722     $11,877,215      $11,861,097

     Accumulated depreciation-
          Balance at beginning of period              $(2,972,138)    $(2,583,527)     $(2,128,674)
          Depreciation expense                           (426,139)       (432,350)        (491,792)
          Disposals                                        61,254          43,739           36,939
          Balance at end of period                    $(3,337,023)    $(2,972,138)     $(2,583,527)


Note 2:
    Depreciation was computed using the following estimated useful lives-
       Buildings                                              30 years
       Furnishings and fixtures                                 8 years

Note 3:
    Buildings and improvements include costs of furnishings and fixtures.

Note 4:
    Aggregate cost for federal income tax purposes, net of accumulated tax depreciation, was $8,141,760 at December 31, 1996.