Form 10-Q
period 1997-03-31
BASS INCOME PLUS FUND LIMITED PARTNERSHIP
filed 1997-05-07
CIK 810368

FORM 10-Q

                                SECURITIES AND EXCHANGE COMMISSION

                                      WASHINGTON, D.C. 20549

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED...............................MARCH 31, 1997

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM............................TO................
COMMISSION FILE NUMBER   0-17685


                    BASS INCOME PLUS FUND LIMITED PARTNERSHIP
-----------------------------------------------------------------------------

             (EXACT NAME OF PARTNERSHIP AS SPECIFIED IN ITS CHARTER)


          NORTH CAROLINA                                  56-1544869
-------------------------------------------------------------------------------

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




                                      INDEX
                                     -------

                                                                           PAGE
                                                                         NUMBER

PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED BALANCE SHEET
                 AS OF MARCH 31, 1997
                 (UNAUDITED)                                              3

              CONDENSED STATEMENT OF INCOME
                 THREE MONTHS ENDED
                 MARCH 31, 1997 AND 1996
                 (UNAUDITED)                                              4

              STATEMENT OF PARTNERS' EQUITY (DEFICIT)                     5
                (UNAUDITED)

              CONDENSED STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                 (UNAUDITED)                                              6

              NOTES TO CONDENSED FINANCIAL
                 STATEMENTS (UNAUDITED)                                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                               9


PART II.  OTHER INFORMATION                                               10

SIGNATURES                                                                11

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


        ---------------------------------------------------------------
                             CONDENSED BALANCE SHEET
        ---------------------------------------------------------------

                                                   MARCH 31,    DECEMBER 31,
                                                      1997         1996
                                                  ------------  ------------
               ASSETS                            (UNAUDITED)
               -------

RENTAL PROPERTIES, AT COST:
  LAND                                             $1,206,000     $1,206,000
  BUILDINGS                                         9,729,194      9,729,194
  FURNISHINGS AND FIXTURES                            943,528        943,528
  ACCUMULATED DEPRECIATION                         (3,448,893)    (3,337,023)
                                                  ------------  -------------
                                                    8,429,829      8,541,699

CASH AND CASH INVESTMENTS                             751,939        654,810
RESTRICTED ESCROW DEPOSITS                             39,493         38,280
DEFERRED COSTS AND OTHER ASSETS, NET                  170,050        142,862
                                                  ------------  -------------
     TOTAL ASSETS                                  $9,391,311     $9,377,651
                                                  ============  =============


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
  -----------------------------------------------

MORTGAGE LOANS PAYABLE                             $8,918,476     $8,940,661
SECURITY DEPOSITS                                      33,490         32,395
ACCRUED LIABILITIES                                    51,614         26,052
                                                  ------------  -------------
     TOTAL LIABILITIES                              9,003,580      8,999,108
                                                  ------------  -------------

PARTNERS' EQUITY (DEFICIT):
  LIMITED PARTNERS' INTEREST                          412,730        403,634
  GENERAL PARTNERS' DEFICIT                           (24,999)       (25,091)
                                                  ------------  -------------
     TOTAL PARTNERS' EQUITY                           387,731        378,543
                                                  ------------  -------------
     TOTAL LIABILITIES AND PARTNERS' EQUITY        $9,391,311     $9,377,651
                                                  ============  =============


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

                                                    THREE MONTHS  THREE MONTHS
                                                       ENDED         ENDED
                                                      MARCH 31,    MARCH 31,
                                                        1997        1996
                                                       ---------  ------------
REVENUE:
  RENTAL INCOME                                        $527,550      $510,051
  INTEREST INCOME                                         9,456         6,547
  OTHER OPERATING INCOME                                 24,224        25,985
                                                       ---------  ------------
                                                        561,230       542,583
                                                       ---------  ------------

OPERATING EXPENSES:
  FEES AND EXPENSES TO AFFILIATES                        79,430        69,696
  PROPERTY TAXES AND INSURANCE                           36,114        34,737
  UTILITIES                                              30,750        31,868
  REPAIRS AND MAINTENANCE                                32,536        35,963
  ADVERTISING                                             9,257         8,766
  DEPRECIATION AND AMORTIZATION                         116,058       112,668
  OTHER                                                   4,560        10,137
                                                       ---------  ------------
                                                        308,705       303,835

INTEREST EXPENSE                                        212,166       214,169
NONOPERATING EXPENSES                                    31,171        15,174
                                                       ---------     ---------

    TOTAL EXPENSES                                      552,042       533,178
                                                       ---------  ------------
NET INCOME                                               $9,188        $9,405
                                                       =========  ============

NET INCOME ALLOCATED TO GENERAL PARTNERS                    $92           $94
                                                       =========  ============

NET INCOME ALLOCATED TO LIMITED PARTNERS                 $9,096        $9,311
                                                       =========  ============

NET INCOME PER LIMITED PARTNERSHIP UNIT,  BASED
  ON NUMBER OF UNITS OUTSTANDING (61,928)                 $0.15          $0.15
                                                       =========  ============


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


              ---------------------------------------------------
                          STATEMENT OF PARTNERS' EQUITY
                                    (DEFICIT)
              ---------------------------------------------------
                                   (UNAUDITED)


                                                  LIMITED           GENERAL
                               PARTNERS          PARTNERS           TOTAL
                             ---------------  ----------------  --------------

BALANCE, JANUARY 1, 1997           $403,634          ($25,091)       $378,543
NET INCOME                            9,096                92           9,188
                             ---------------  ----------------  --------------
BALANCE, MARCH 31, 1997            $412,730          ($24,999)       $387,731
                             ===============  ================  ==============






                                  LIMITED           GENERAL
                                 PARTNERS          PARTNERS           TOTAL
                                --------------  ----------------  --------------

BALANCE, JANUARY 1, 1996             $758,584          ($25,546)       $733,038
NET INCOME                              9,311                94           9,405
                                --------------  ----------------  --------------
BALANCE, MARCH 31, 1996              $767,895          ($25,452)       $742,443
                                ==============  ================  ==============


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

        ---------------------------------------------------------------
                        CONDENSED STATEMENT OF CASH FLOWS
        ---------------------------------------------------------------
                                   (UNAUDITED)

                                                      THREE MONTHS  THREE MONTHS
                                                         ENDED         ENDED
                                                        MARCH 31,     MARCH 31,
                                                          1997          1996
                                                        -----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                            $   9,188    $  9,405
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES-
     DEPRECIATION AND AMORTIZATION                         116,058     112,668
     CHANGE IN ASSETS AND LIABILITIES:
       INCREASE IN ACCRUED AND OTHER LIABILITIES            25,562      20,654
       INCREASE IN ESCROWS AND OTHER ASSETS, NET           (31,494)    (18,097)
                                                        -----------  ----------

          NET CASH PROVIDED BY OPERATING ACTIVITIES        119,314     124,630
                                                        -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    ADDITIONS TO RENTAL PROPERTIES                               0     (11,736)
                                                        -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    REPAYMENT OF MORTGAGE LOANS                            (22,185)    (20,182)
                                                        -----------  ----------

NET INCREASE IN CASH AND CASH INVESTMENTS                   97,129      92,712
CASH AND CASH INVESTMENTS, BEGINNING OF YEAR               654,810     727,160
                                                        -----------  ----------
CASH AND CASH INVESTMENTS, MARCH 31                       $751,939    $819,872
                                                        ===========  ==========

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

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of March 31, 1997, results of operations for the three months ended March 31, 1997 and 1996, and cash flow for the three months ended March 31, 1997 and 1996.

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

     Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during the three-month period ending March 31, 1997 as follows:

              Management fee of 5% of gross revenues                $27,390
              Reimbursed maintenance salaries and benefits           26,648
              Reimbursed  property manager salaries and benefits     25,392
                                                                   --------
                                                                    $79,430

     The Partnership receives from an affiliated partnership an agreed-upon amount each year for the use of its pool and clubhouse located on the Partnership's property. The Partnership has recorded as other operating income $3,408 for the three months ended March 31, 1997 under the terms of this agreement.

     The general partners and certain of their affiliates also perform, without cost to the Partnership, day-to-day investment, management and administrative functions of the Partnership.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1997, partners' equity was $387,731 or 4% of total assets and cash and cash reserves amounted to $751,939. The Partnership had accrued liabilities of $51,614 that consisted of 1997 property taxes of $31,356, management fees due to an affiliate of $9,209, trade accounts payable of $9,031 and resident prepaid rent of $2,018.

    Net cash provided by operations totaled $119,314 for the three months ended March 31, 1997. This is compared to net cash provided by operations of $124,630 for the corresponding period in 1996. The Partnership had three 9.5% mortgage loans in the amount of $8,918,476 outstanding at March 31, 1997. Principal payments of $22,185 were made during the three month period ended March 31, 1997 on the amortizing mortgage loans.

    The 1997 operating plan and budget projects a net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $42,000 at Arrowood Crossing, $220,000 at The Chase, and $135,000 at Sabal Point II. The budget assumes that the Partnership will achieve occupancy rates equivalent to 95% at Arrowood Crossing, 98% at The Chase and 95% at Sabal Point II. For the three months ended March 31, 1997, actual combined average economic occupancy was 97% and actual net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $103,061. Rents have been increased 3% over rates charged in 1996 to offset any normal increase in operating expenses. Capital expenditures of $74,000, $30,000 and $32,000 are budgeted for Arrowood Crossing, The Chase and Sabal Point II, respectively, and include mainly selected carpet and vinyl replacements and exterior painting of Arrowood Crossing. As of March 31, 1997, actual nonrecurring replacement expenses and additions to rental properties have totaled $12,048, $9,279 and $3,301, respectively. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements, build cash reserves and provide distributions to partners. An undetermined amount provided by cash reserves and 1996 operational net cash flow will be distributed to limited partners during the second quarter of 1997.

RESULTS OF OPERATIONS

    The following discussion relates to the Partnership's operation of Arrowood Crossing, The Chase and Sabal Point II for the three months ended March 31, 1997 and 1996.

    Results of operations for the three months ended March 31, 1997 reflect an average economic occupancy of 97% compared to 98% for the corresponding period in 1996. A first quarter comparison of 1997 and 1996 reflects higher rental income of $17,499 during 1997 due to rents being increased 3% over rates charged in 1996. Other operating income was lower by $1,761. Overall, total income for the first quarter ended March 31, 1997 was $18,647 higher than the corresponding period in 1996.

    Operating expenses were $308,705 for the three months ended March 31, 1997, compared to $303,835 for the corresponding period in 1996 which reflects a variance of $4,870. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were higher by $9,734. This increase was due to the hiring of additional maintenance personnel. Property taxes and insurance were higher by $1,377 due to increased rates.

    After interest expense of $212,166 and nonoperating expenses (partnership expenses and nonrecurring replacement costs) of $31,171, partnership operations recognized a net income of $9,188 for the three months ended March 31, 1997. This is compared to a net income of $9,405 for the corresponding period in 1996.

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



BASS INCOME PLUS FUND LIMITED PARTNERSHIP

    By:   Marion Bass Real Estate Group, Inc. as Managing General Partner

    By:   Marion F. Bass, President

    Date: May 1, 1997

    By:   Robert J. Brietz, Executive Vice President

    Date: May 1, 1997