Form 10-Q
period 1997-06-30
BASS INCOME PLUS FUND LIMITED PARTNERSHIP
filed 1997-07-31
CIK 810368

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED.....................................JUNE 30, 1997

                                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM......................TO..........................
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


                 4000 PARK ROAD CHARLOTTE, NORTH CAROLINA 28209
--------------------------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)


PARTNERSHIP'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (704) 523-9407
                                                      --------------

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

              CONDENSED BALANCE SHEET
                 AS OF JUNE 30, 1997
                 (UNAUDITED)                                                3

              CONDENSED STATEMENT OF INCOME
                 THREE MONTHS AND SIX MONTHS ENDED
                 JUNE 30, 1997 AND 1996
                 (UNAUDITED)                                                4

              STATEMENT OF PARTNERS' EQUITY (DEFICIT)                       5
                (UNAUDITED)

              CONDENSED STATEMENT OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 1997 AND 1996
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

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


        ---------------------------------------------------------------
                             CONDENSED BALANCE SHEET
        ---------------------------------------------------------------

                                              JUNE 30,          DECEMBER 31,
                                                1997                1996
                                           -----------------  -----------------
                            ASSETS          (UNAUDITED)
                           -------

RENTAL PROPERTIES, AT COST:
  LAND                                           $1,206,000         $1,206,000
  BUILDINGS                                       9,753,904          9,729,194
  FURNISHINGS AND FIXTURES                          948,012            943,528
  ACCUMULATED DEPRECIATION                       (3,523,845)        (3,337,023)
                                           -----------------  -----------------
                                                  8,384,071          8,541,699

CASH AND CASH INVESTMENTS                           499,915            654,810
RESTRICTED ESCROW DEPOSITS                           38,611             38,280
DEFERRED COSTS AND OTHER ASSETS, NET                194,954            142,862
                                           -----------------  -----------------
     TOTAL ASSETS                                $9,117,551         $9,377,651
                                           =================  =================


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                 -----------------------------------------------

MORTGAGE LOANS PAYABLE                           $8,895,760         $8,940,661
SECURITY DEPOSITS                                    33,140             32,395
ACCRUED LIABILITIES                                  92,625             26,052
                                           -----------------  -----------------
     TOTAL LIABILITIES                            9,021,525          8,999,108
                                           -----------------  -----------------

PARTNERS' EQUITY (DEFICIT):
  LIMITED PARTNERS' INTEREST                        120,942            403,634
  GENERAL PARTNERS' DEFICIT                         (24,916)           (25,091)
                                           -----------------  -----------------
     TOTAL PARTNERS' EQUITY                          96,026            378,543
                                           -----------------  -----------------
     TOTAL LIABILITIES AND PARTNERS' EQUITY      $9,117,551         $9,377,651
                                           =================  =================



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


                                                 THREE MONTHS       SIX MONTHS      THREE MONTHS      SIX MONTHS
                                                    ENDED             ENDED            ENDED            ENDED
                                                   JUNE 30,          JUNE 30,         JUNE 30,         JUNE 30,
                                                     1997              1997             1996             1996
                                                 --------------   ---------------  ---------------  ---------------
REVENUE:
  RENTAL INCOME                                       $525,319        $1,052,869         $515,946       $1,025,997
  INTEREST INCOME                                        9,623            19,079            9,004           15,551
  OTHER OPERATING INCOME                                19,702            43,926           23,289           49,274
                                                 --------------   ---------------  ---------------  ---------------
                                                       554,644         1,115,874          548,239        1,090,822
                                                 --------------   ---------------  ---------------  ---------------

OPERATING EXPENSES:
  FEES AND EXPENSES TO AFFILIATES                       69,334           148,764           66,952          136,648
  PROPERTY TAXES AND INSURANCE                          36,114            72,228           34,737           69,474
  UTILITIES                                             27,472            58,222           27,814           59,682
  REPAIRS AND MAINTENANCE                               38,239            70,775           39,586           75,549
  ADVERTISING                                           10,118            19,375           11,313           20,079
  DEPRECIATION AND AMORTIZATION                         79,141           195,199          109,188          221,856
  OTHER                                                  1,441             6,001            7,318           17,455
                                                 --------------   ---------------  ---------------  ---------------
                                                       261,859           570,564          296,908          600,743

INTEREST EXPENSE                                       211,635           423,801          213,686          427,855
NONOPERATING EXPENSES                                   72,855           104,026           23,535           38,709
                                                                  ---------------  ---------------  ---------------
                                                 --------------
    TOTAL EXPENSES                                     546,349         1,098,391          534,129        1,067,307
                                                 --------------   ---------------  ---------------  ---------------
NET INCOME                                              $8,295           $17,483          $14,110          $23,515
                                                 ==============   ===============  ===============  ===============

NET INCOME ALLOCATED TO GENERAL PARTNERS                   $83              $175             $141             $235
                                                 ==============   ===============  ===============  ===============

NET INCOME ALLOCATED TO LIMITED PARTNERS                $8,212           $17,308          $13,969          $23,280
                                                 ==============   ===============  ===============  ===============

NET INCOME PER LIMITED PARTNERSHIP UNIT,  BASED
  ON NUMBER OF UNITS OUTSTANDING (61,928)                $0.13             $0.28            $0.23            $0.38
                                                 ==============   ===============  ===============  ===============


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


              ---------------------------------------------------
                          STATEMENT OF PARTNERS' EQUITY
                                    (DEFICIT)
              ---------------------------------------------------
                                   (UNAUDITED)


                              LIMITED           GENERAL
                             PARTNERS          PARTNERS           TOTAL
                          ----------------  ----------------  --------------

BALANCE, JANUARY 1, 1997         $403,634          ($25,091)       $378,543
DISTRIBUTION TO PARTNERS         (300,000)                0        (300,000)
NET INCOME                         17,308               175          17,483
                          ----------------  ----------------  --------------
BALANCE, JUNE 30, 1997           $120,942          ($24,916)        $96,026
                          ================  ================  ==============

                              LIMITED           GENERAL
                             PARTNERS          PARTNERS           TOTAL
                          ----------------  ----------------  --------------

BALANCE, JANUARY 1, 1996         $758,584          ($25,546)       $733,038
DISTRIBUTION TO PARTNERS         (400,000)                0        (400,000)
NET INCOME                         23,280               235          23,515
                          ----------------  ----------------  --------------
BALANCE, JUNE 30, 1996           $381,864          ($25,311)       $356,553
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

                                                        SIX MONTHS          SIX MONTHS
                                                          ENDED               ENDED
                                                         JUNE 30,            JUNE 30,
                                                           1997                1996
                                                     ----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                $17,483            $23,515
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES-
     DEPRECIATION AND AMORTIZATION                           195,199            221,856
     CHANGE IN ASSETS AND LIABILITIES:
       INCREASE IN ACCRUED AND OTHER LIABILITIES              66,573             54,540
       INCREASE IN ESCROWS AND OTHER ASSETS, NET             (60,055)           (53,268)
                                                     ----------------  -----------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES          219,200            246,643
                                                     ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    ADDITIONS TO RENTAL PROPERTIES                           (29,194)           (26,640)
                                                     ----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    DISTRIBUTION TO PARTNERS                                (300,000)          (400,000)
    REPAYMENT OF MORTGAGE LOANS                              (44,901)           (40,847)
                                                     ----------------  -----------------

          NET CASH USED IN FINANCING ACTIVITIES             (344,901)          (440,847)
                                                     ----------------  -----------------

NET DECREASE IN CASH AND CASH INVESTMENTS                   (154,895)          (220,844)
CASH AND CASH INVESTMENTS, BEGINNING OF YEAR                 654,810            727,160
                                                     ----------------  -----------------
CASH AND CASH INVESTMENTS, JUNE 30                          $499,915           $506,316
                                                     ================  =================


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

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of June 30, 1997, results of operations for the three months and six months ended June 30, 1997 and 1996, and cash flow for the six months ended June 30, 1997 and 1996.

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

     Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during the six-month period ending June 30, 1997 as follows:

       Management fee of 5% of gross revenues                      $54,252
       Reimbursed maintenance salaries and benefits                 47,032
       Reimbursed  property manager salaries and benefits           47,480
                                                                  --------
                                                                  $148,764

     The Partnership receives from an affiliated partnership an agreed-upon amount each year for the use of its pool and clubhouse located on the Partnership's property. The Partnership has recorded as other operating income $6,816 for the six months ended June 30, 1997 under the terms of this agreement.

     The general partners and certain of their affiliates also perform, without cost to the Partnership, day-to-day investment, management and administrative functions of the Partnership.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997, partners' equity was $96,026 or 1% of total assets and cash and cash reserves amounted to $499,915. The Partnership had accrued liabilities of $92,625 that consisted of 1997 property taxes of $62,712, management fees due to an affiliate of $8,991, trade accounts payable of $20,120 and resident prepaid rent of $802.

    Net cash provided by operations totaled $219,200 for the six months ended June 30, 1997. This is compared to net cash provided by operations of $246,643 for the corresponding period in 1996. The Partnership had three 9.5% mortgage loans in the amount of $8,895,760 outstanding at June 30, 1997. Principal payments of $44,901 were made during the six month period ended June 30, 1997 on the amortizing mortgage loans.

    The 1997 operating plan and budget projects a net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $42,000 at Arrowood Crossing, $220,000 at The Chase, and $135,000 at Sabal Point II. The budget assumes that the Partnership will achieve occupancy rates equivalent to 95% at Arrowood Crossing, 98% at The Chase and 95% at Sabal Point II. For the six months ended June 30, 1997, actual combined average economic occupancy was 97% and actual net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $138,587. Rents have been increased 3% over rates charged in 1996 to offset any normal increase in operating expenses. Capital expenditures of $74,000, $30,000 and $32,000 are budgeted for Arrowood Crossing, The Chase and Sabal Point II, respectively, and include mainly selected carpet and vinyl replacements and exterior painting of Arrowood Crossing. As of June 30, 1997, actual combined nonrecurring replacement expenses and additions to rental properties have totaled $111,864. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements, build cash reserves and provide distributions to partners. Funds totaling $300,000 provided by cash reserves and 1996 operational net cash flow were distributed to limited partners in May 1997. The next available distribution to partners is scheduled for the first quarter of 1998 and the amount is dependent upon 1997 operating results.

RESULTS OF OPERATIONS

    The following discussion relates to the Partnership's operation of Arrowood Crossing, The Chase and Sabal Point II for the three months and six months ended June 30, 1997 and 1996.

    Results of operations for the three months ended June 30, 1997 reflect an average economic occupancy of 97% compared to 98% for the corresponding period in 1996. A second quarter comparison of 1997 and 1996 reflects higher rental income of $9,373 during 1997 due to rents being increased 3% over rates charged in 1996. Overall, total income for the second quarter ended June 30, 1997 was $6,405 higher than the corresponding period in 1996.

    Operating expenses were $261,859 for the three months ended June 30, 1997, compared to $296,908 for the corresponding period in 1996 which reflects a variance of $35,049. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were higher by $2,382. This increase was due to the cost of additional maintenance personnel. Property taxes and insurance were higher by $1,377 due to increased rates. Depreciation and amortization was lower by 30,047 due to an adjustment made in the second quarter of 1997.

    After interest expense of $211,635 and nonoperating expenses (partnership expenses and nonrecurring replacement costs) of $72,855, partnership operations recognized a net income of $8,295 for the three months ended June 30, 1997. This is compared to a net income of $14,110 for the corresponding period in 1996.

    Overall the Partnership recognized a net increase in total revenues of $25,052 (due to rents being increased 3% over rates charged in 1996) and a net decrease in total operating expenses of $30,179 (due mainly to a 1997 adjustment in deprecation and amortization) for the six months ended June 30, 1997 compared to the corresponding period in 1996. After interest expense of $423,801 and other operating expenses of $104,026 (partnership expenses and nonrecurring replacement costs) the Partnership had a net income of $17,483 for the six months ended June 30, 1997. This is compared to a net income of $23,515 for the corresponding period in 1996.

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


BASS INCOME PLUS FUND LIMITED PARTNERSHIP

    By:   Marion Bass Real Estate Group, Inc. as Managing General Partner


    By:   Marion F. Bass, President

    Date: July 29, 1997

    By:   Robert J. Brietz, Executive Vice President

    Date: July 29, 1997