Form 10-Q
period 1997-09-30
BASS INCOME PLUS FUND LIMITED PARTNERSHIP
filed 1997-11-13
CIK 810368

FORM 10-Q

                                SECURITIES AND EXCHANGE COMMISSION

                                      WASHINGTON, D.C. 20549

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended...............................September 30, 1997

                                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from...................to..........................
                         Commission file number 0-17685


                    BASS INCOME PLUS FUND LIMITED PARTNERSHIP
------------------------------------------------------------------------------
             (Exact name of partnership as specified in its charter)


          North Carolina                              56-1544869
-------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)


                 4000 Park Road Charlotte, North Carolina 28209
------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


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



                                      INDEX
                                     _______

                                                                PAGE
                                                                NUMBER

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

              Condensed Balance Sheet
                 as of September 30, 1997
                 (Unaudited)                                          3

              Condensed Statement of Income
                 Three months and nine months ended
                 September 30, 1997 and 1996
                 (Unaudited)                                          4

              Statement of Partners' Equity (Deficit)                 5
                (Unaudited)

              Condensed Statement of Cash Flows
                 Nine months ended September 30, 1997 and 1996
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

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


        ---------------------------------------------------------------
                             CONDENSED BALANCE SHEET
        ---------------------------------------------------------------


                                                 September 30,        December 31,
                                                      1997                1996
                                                ------------------  -----------------
                            ASSETS                (Unaudited)
                           _______


RENTAL PROPERTIES, at cost:
  Land                                                 $ 1,206,000    $ 1,206,000
  Buildings                                              9,753,904      9,729,194
  Furnishings and fixtures                                 948,012        943,528
  Accumulated depreciation                              (3,617,256)    (3,337,023)
                                                       -----------    -----------
                                                         8,290,660      8,541,699

CASH AND CASH INVESTMENTS                                  582,267        654,810
RESTRICTED ESCROW DEPOSITS                                  42,876         38,280
DEFERRED COSTS AND OTHER ASSETS, net                       222,208        142,862
                                                       -----------    -----------
     Total assets                                      $ 9,138,011    $ 9,377,651
                                                       ===========    ===========


          LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
          ___________________________________________

MORTGAGE LOANS PAYABLE                                 $ 8,872,500    $ 8,940,661
SECURITY DEPOSITS                                           28,920         32,395
ACCRUED LIABILITIES                                        121,591         26,052
                                                       -----------    -----------
     Total liabilities                                   9,023,011      8,999,108
                                                       -----------    -----------

PARTNERS' EQUITY (DEFICIT):
  Limited partners' interest                               139,726        403,634
  General partners' deficit                                (24,726)       (25,091)
                                                       -----------    -----------
     Total partners' equity                                115,000        378,543
                                                       -----------    -----------
     Total liabilities and partners' equity            $ 9,138,011    $ 9,377,651
                                                       ===========    ===========














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



                                                   Three months      Nine months    Three months     Nine months
                                                      ended             ended            ended          ended
                                                  September 30,     September 30,    September 30,   September 30,
                                                       1997              1997             1996           1996
                                                  ---------------   ---------------  ---------------  ---------------

REVENUE:
  Rental income                                       $   530,348    $ 1,583,217   $   527,360    $ 1,553,357
  Interest income                                           9,741         28,820         8,274         23,825
  Other operating income                                   24,535         68,461        21,451         70,725
                                                      -----------    -----------   -----------    -----------
                                                          564,624      1,680,498       557,085      1,647,907
                                                      -----------    -----------   -----------    -----------

OPERATING EXPENSES:
  Fees and expenses to affiliates                          68,823        217,587        67,863        204,511
  Property taxes and insurance                             36,114        108,342        34,737        104,211
  Utilities                                                33,316         91,538        30,145         89,827
  Repairs and maintenance                                  40,132        110,907        42,831        118,380
  Advertising                                              16,304         35,679        11,426         31,505
  Depreciation and amortization                            97,602        292,801       109,188        331,044
  Other                                                    (1,288)         4,713        (2,159)        15,296
                                                      -----------    -----------   -----------    -----------
                                                          291,003        861,567       294,031        894,774

INTEREST EXPENSE                                          211,091        634,892       213,191        641,046
NONOPERATING EXPENSES                                      43,556        147,582        53,893         92,602
                                                      -----------    -----------   -----------    -----------

    Total expenses                                        545,650      1,644,041       561,115      1,628,422
                                                      -----------    -----------   -----------    -----------
NET INCOME (LOSS)                                     $    18,974    $    36,457   ($    4,030)   $    19,485
                                                      ===========    ===========   ===========    ===========

NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS       $       190    $       365   ($       40)   $       195
                                                      ===========    ===========   ===========    ===========

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS       $    18,784    $    36,092   ($    3,990)   $    19,290
                                                      ===========    ===========   ===========    ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT,
 based on number of units outstanding (61,928)        $      0.30    $      0.58   ($     0.06)   $      0.31
                                                      ===========    ===========   ===========    ===========









                     The accompanying notes are an integral
                        part of the financial statements.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


              ---------------------------------------------------
                          STATEMENT OF PARTNERS' EQUITY
                                    (DEFICIT)
              ---------------------------------------------------
                                   (Unaudited)


                                            Limited      General
                                            Partners    Partners      Total
                                          ----------- -----------  ----------
Balance, January 1, 1997                  $ 403,634    ($ 25,091)   $ 378,543
Distribution to partners                   (300,000)           0     (300,000)
Net income                                   36,092          365       36,457
                                          ---------    ---------    ---------
Balance, September 30, 1997               $ 139,726    ($ 24,726)   $ 115,000
                                          =========    =========    =========






                                           Limited     General
                                           Partners   Partners        Total
                                          ---------    ---------    ---------

Balance, January 1, 1996                  $ 758,584    ($ 25,546)   $ 733,038

Distribution to partners                   (400,000)           0     (400,000)
Net income                                   19,290          195       19,485
                                          ---------    ---------    ---------
Balance, September 30, 1996               $ 377,874    ($ 25,351)   $ 352,523
                                          =========    =========    =========













  The accompanying notes are an integral The accompanying notes are an integral part of the financial statements. part of the financial statements.

BASS INCOME PLUS FUND LIMITED PARTNERSHIP


        ---------------------------------------------------------------
                        CONDENSED STATEMENT OF CASH FLOWS
        ---------------------------------------------------------------
                                   (Unaudited)

                                                   Nine months      Nine months
                                                      ended             ended
                                                  September 30,    September 30,
                                                       1997              1996
                                                 -------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $  36,457    $  19,485
   Adjustments to reconcile net income to net
    cash provided by (used in)  operating activities-
     Depreciation and amortization                        292,801      331,044
     Change in assets and liabilities:
       Increase in accrued and other liabilities           95,539       97,703
       Increase in escrows and other assets, net          (99,985)    (106,809)
                                                        ---------    ---------

          Net cash provided by operating activities       324,812      341,423
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to rental properties                        (29,194)     (38,575)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distribution to partners                             (300,000)    (400,000)
    Repayment of mortgage loans                           (68,161)     (62,006)
                                                        ---------    ---------

          Net cash used in financing activities          (368,161)    (462,006)
                                                        ---------    ---------

NET DECREASE IN CASH AND CASH INVESTMENTS                 (72,543)    (159,158)
CASH AND CASH INVESTMENTS, beginning of year              654,810      727,160
                                                        ---------    ---------
CASH AND CASH INVESTMENTS, September 30                 $ 582,267    $ 568,002
                                                        =========    =========







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

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 1997, results of operations for the three months and nine months ended September 30, 1997 and 1996, and cash flow for the nine months ended September 30, 1997 and 1996.

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

     Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during the nine-month period ending September 30, 1997 as follows:

       Management fee of 5% of gross revenues                     $ 81,428
       Reimbursed maintenance salaries and benefits                 66,894
       Reimbursed  property manager salaries and benefits           69,265
                                                                  ---------
                                                                  $217,587

     The Partnership receives from an affiliated partnership an agreed-upon amount each year for the use of its pool and clubhouse located on the Partnership's property. The Partnership has recorded as other operating income $10,224 for the nine months ended September 30, 1997 under the terms of this agreement.

     The general partners and certain of their affiliates also perform, without cost to the Partnership, day-to-day investment, management and administrative functions of the Partnership.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     At September 30, 1997, partners' equity was $115,000 or 1% of total assets and cash and cash reserves amounted to $582,267. The Partnership had accrued liabilities of $121,591 that consisted of 1997 property taxes of $94,068, management fees due to an affiliate of $8,967, trade accounts payable of $17,945 and resident prepaid rent of $611.

     Net cash provided by operations totaled $324,812 for the nine months ended September 30, 1997. This is compared to net cash provided by operations of $341,423 for the corresponding period in 1996. The Partnership had three 9.5% mortgage loans in the amount of $8,872,500 outstanding at September 30, 1997. Principal payments of $68,161 were made during the nine month period ended September 30, 1997 on the amortizing mortgage loans.

     The 1997 operating plan and budget projects a net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $42,000 at Arrowood Crossing, $220,000 at The Chase, and $135,000 at Sabal Point II. The budget assumes that the Partnership will achieve occupancy rates equivalent to 95% at Arrowood Crossing, 98% at The Chase and 95% at Sabal Point II. For the nine months ended September 30, 1997, actual combined average economic occupancy was 96% and actual net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $231,903. Rents have been increased 3% over rates charged in 1996 to offset any normal increase in operating expenses. Capital expenditures of $74,000, $30,000 and $32,000 are budgeted for Arrowood Crossing, The Chase and Sabal Point II, respectively, and include mainly selected carpet and vinyl replacements and exterior painting of Arrowood Crossing. As of September 30, 1997, actual combined nonrecurring replacement expenses and additions to rental properties have totaled $146,139. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements, build cash reserves and provide distributions to partners. Funds totaling $300,000 provided by cash reserves and 1996 operational net cash flow were distributed to limited partners in May 1997. The next available distribution to partners is scheduled for the first quarter of 1998 and the amount is dependent upon 1997 operating results.

Results of Operations

    The following discussion relates to the Partnership's operation of Arrowood Crossing, The Chase and Sabal Point II for the three months and nine months ended September 30, 1997 and 1996.

    Results of operations for the three months ended September 30, 1997 reflect an average economic occupancy of 95% compared to 99% for the corresponding period in 1996. A third quarter comparison of 1997 and 1996 reflects higher rental income of $2,988 during 1997 due to rents being increased 3% over rates charged in 1996. Overall, total income for the third quarter ended September 30, 1997 was $7,539 higher than the corresponding period in 1996.

    Operating expenses were $291,003 for the three months ended September 30, 1997, compared to $294,031 for the corresponding period in 1996 which reflects a variance of $3,028. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were higher by $960. This increase was due to the cost of additional maintenance personnel. Property taxes and insurance were higher by $1,377 due to increased rates. Utilities were higher by $3,171 due to increased utility rates and resident usage. Advertising was higher by $4,878 due to concessions offered to new residents and marketing efforts to increase the average occupancy. Other operating expenses of ($1,288) reflected collection of prior period income that had been written off as bad debt

    After interest expense of $211,091 and nonoperating expenses (partnership expenses and nonrecurring replacement costs) of $43,556, partnership operations recognized a net income of $18,974 for the three months ended September 30, 1997. This is compared to a net loss of $4,030 for the corresponding period in 1996.

    Overall the Partnership recognized a net increase in total revenues of $32,591 (due to rents being increased 3% over rates charged in 1996) and a net decrease in total operating expenses of $33,207 (due mainly to a 1997 adjustment in deprecation and amortization) for the nine months ended September 30, 1997 compared to the corresponding period in 1996. After interest expense of $634,892 and nonoperating expenses of $147,582 (partnership expenses and nonrecurring replacement costs) the Partnership had a net income of $36,457 for the nine months ended September 30, 1997. This is compared to a net income of $19,485 for the corresponding period in 1996.


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



BASS INCOME PLUS FUND LIMITED PARTNERSHIP

    By:   Marion Bass Real Estate Group, Inc. as Managing General Partner
          ---------------------------------------------------------------

    By:   Marion F. Bass, President
          -------------------------
    Date: October 31, 1997
          -------------------
    By:   Robert J. Brietz, Executive Vice President
          ------------------------------------------
    Date: October 31, 1997
          ----------------
                                       12